Form 10KSB
period 2006-12-31
Exclusive Apparel, Inc.
filed 2007-04-13
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No.333-140305

EXCLUSIVE APPAREL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5567127
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

6555 W. Gary Avenue, Las Vegas, Nevada 89139

(Address of Principal Executive Offices)

(702) 242-9501

(Issuer’s telephone number)

____________

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Revenues for year ended December 31, 2006:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 11, 2007 was:  $-0-

Number of shares of our common stock outstanding as of April 11, 2007 is: 22,000,000

The Company plans to retain the services of Pacific Stock Transfer Company to facilitate the processing of the stock certificates.  Pacific Stock Transfer Company is a registrar and transfer agency located at 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 having a telephone number of (702) 361-3033

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 11, 2007:  22,000,000 shares of common stock.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

GENERAL

Exclusive Apparel, Inc., Inc. (“Company”) was incorporated in the State of Nevada on September 8, 2006. Exclusive Apparel, Inc., Inc. is a developmental stage company with a principal business objective of offering premium baseball cap type headwear for women with exquisite taste and extravagant appetites as exclusive accessories to differentiate themselves.  Exclusive Apparel, Inc is committed to producing exclusive ball type caps that are stylish and unique that caters to a more progressive clientele.  The company will focus on baseball hat type headwear before it expands to belts, handbags and other similar accessories.

Exclusive Apparel, Inc. is a development stage company that has not significantly commenced its planned principal operations. Exclusive Apparel, Inc. operations to date have been devoted primarily to startup and development activities, which include the following:

1.

Formation of the Company;

2.

Development of the Exclusive Apparel, Inc. business plan;

3.

Conducted research on potential markets;

4.

Identified contract designer, graphic artist, sewing manufacturer, screen printer and embroider to design and manufacturer our products.

5.

Formulated multi-faceted marketing plan and marketing campaign in an effort to introduce our products to the market on a broader scope;

6.

Formulated pilot programs for prospective markets;

7.

Finalized sketches and chose fabric and materials for initial pilot production;

8.

Identified appropriate distribution channels utilizing independent sales representatives and middlemen.

Exclusive Apparel, Inc., Inc. is attempting to become operational. In order to generate revenues, Exclusive Apparel, Inc. must address the following areas:

1.

Develop and Implement a Marketing Plan:  In order to penetrate our targeted market, Exclusive Apparel, Inc. will use a multi-faceted marketing plan that includes a high-end website, exclusive catalogs, and a target specific marketing campaign directed to design consultants that cater to celebrities and higher-end income clients.

Phase II of the marketing effort will commence once we have gained recognition among celebrities and the more affluent fashionable consumer.  The phase II plan will consist of exploiting the appropriate distribution channels using independent representatives who are experienced in accessory sales to high-end boutiques and upscale department stores. These independent representatives work as middlemen between Exclusive Apparel and the retailer.  They are aggressive in that they will go directly to the retailers, work applicable trade shows, send samples and CAD sheets, and work directly with other accessory representatives to penetrate their desired retail accounts.  Independent Representatives are paid a commission that is typically 15% plus expenses.  Sales representatives will have a set monthly budget for samples and supplies provided by Exclusive Apparel.

2.

Tailoring our website: Exclusive Apparel, Inc. has secured a web site domain located at www\\exclusiveapparel.biz.  The site is currently under construction and upon securing additional funding, the Company has plans to enhance the web site.

Since our inception on September 8, 2006 to December 31, 2006, the Company did not generate any significant revenues and has incurred a cumulative net loss of $24,500. The Company believes that raising $150,000 through the sale of common equity is sufficient for the company to become operational and sustain operations through the next twelve (12) months. The capital raised has been budgeted to establish our infrastructure and to become a fully reporting company. We believe that the recurring revenues from sales of services eventually will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Exclusive Apparel, Inc., Inc. currently has one officer and one director. This individual allocates time and personal resources to Exclusive Apparel, Inc. on a part-time basis.

As of the date of this prospectus, Exclusive Apparel, Inc. has 22,000,000 shares of $0.001 par value common stock issued and outstanding.

Exclusive Apparel, Inc., Inc. has administrative offices located at 6555 W. Gary Avenue, Las Vegas, Nevada 89139.

Exclusive Apparel, Inc., Inc.’s fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Sharon M. Lynch, our President, Secretary, and Treasurer has agreed to allocate a portion of her time to our activities.

ITEM 2.

DESCRIPTION OF PROPERTY

Exclusive Apparel, Inc. uses an administrative office located at 6555 W. Gary Avenue, Las Vegas, Nevada 89139. A family member provides the office space free of charge and no lease exists. There are currently no proposed programs for the renovation, improvement or development of the facilities currently use.

Exclusive Apparel, Inc. management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. Exclusive Apparel, Inc. does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2006, there was one shareholder of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.

MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

On February 27, 2007 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 15,000,000 shares of our $.001 common stock in order to raise $150,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.  To date we have raised the $147,000.00 and are working on completing and submitting the Form 211 to the NASD.

Results of Operation

We did not have any operating income from inception (September 8, 2006) through December 31, 2006.  For the year ended December 31, 2006, we recognized a net loss of $24,500.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and business development expenses.

Liquidity and Capital Resources

At December 31, 2006, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

ITEM 7.

FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

EXCLUSIVE APPAREL, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

Exclusive Apparel, Inc.

Financial Statements Table of Contents

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Exclusive Apparel Inc. (A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheet of Exclusive Apparel Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows through December 31, 2006, and the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exclusive Apparel Inc (A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows through December 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred net losses of approximately $24,500 from the period of September 8, 2006 (Date of Inception) through December 31, 2006 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 10, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

EXCLUSIVE APPAREL, INC.

(A DEVELOPMENT STAGE COMPANY)

 BALANCE SHEET

As of
December 31, 2006
ASSETS
Current assets
Cash	$ 345
Total current assets	345

Total assets	$ 345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	2,800
Advance from shareholder	18,033
Total current liabilities	20,833

Stockholders' (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	--
Common stock; $.001 par value, 70,000,000 shares
authorized, 2,000,000 shares issued and outstanding	2,000
Additional paid in capital	2,000
Accumulated (deficit)	(24,488)
Total stockholders' (deficit)	(20,488)

Total liabilities and stockholders' deficit	$ 345

See Accompanying Notes to Financial Statements

EXCLUSIVE APPAREL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

September 8, 2006
(Inception)
through
December 31, 2006

Revenue	$ --

Operating expenses
General and administrative expenses	24,488

Total operating expenses	24,488

Loss from operations	(24,488)

Other income (expenses):
Other expense	--
Interest expense	--
Total other income (expenses)	--

Loss before provision for income taxes	(24,488)
Provision for income taxes	--

Net loss	$ (24,488)

Basic and diluted loss per common share	$ (0.04)

Basic and diluted weighted average
common shares outstanding	619,178

See Accompanying Notes to Financial Statements

EXCLUSIVE APPAREL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

September 8, 2006
(Inception)
through
December 31, 2006
Cash flows from operating activities:
Net loss	$ (24,488)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	4,000
Changes in operating assets and liabilities:
Increase in accrued expenses	2,800
Net cash used in operating activities	(17,688)

Cash flows from investing activities:
Purchase of property and equipment	--
Net cash used in investing activities	--

Cash flows from financing activities:
Advance from shareholder	18,033
Proceeds from borrowing	--
Proceeds from issuance of common stock	--
Net cash provided by financing activities	18,033

Net increase in cash	345

Cash, beginning of period	--

Cash, end of period	$ 345

Non Cash Investing and Financing Activities
Issuance of Common Stock for Services	$ 4,000

See Accompanying Notes to Financial Statements

EXCLUSIVE APPAREL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at September 8, 2006 (Date of Inception)	--	$ --	--	$ --	$ --	$ --	$ --

Shares issued for services	2,000,000	$ 2,000	--	$ --	$ 2,000		$ 4,000

Net loss	--	--	--	--	--	(24,488)	(24,488)

Balance, December 31, 2006	2,000,000	$ 2,000	--	$ -	$ 2,000	$ (24,488)	$ (20,488)

The accompanying notes are an integral part of these financial statements

EXCLUSIVE APPAREL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  The financial statements and notes are the representation of management.  These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Description of business and history – Exclusive Apparel, Inc., a Nevada corporation, (hereinafter referred to as the “Company” was incorporated in the State of Nevada on September 8, 2006.  The Company is high end clothing and apparel business that is dedicated to produce stylish and unique ball type headwear for women. The goal of Exclusive Apparel, Inc., is to expand to belts, handbags, and other accessories. The Company's operations have been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company – The Company filed its articles of incorporation with the Nevada Secretary of State on September 8, 2006, indicating Sharon M. Lynch as the incorporator.  The company filed its initial list of officers and directors with the Nevada Secretary of State on September 8, 2006, indicating it’s President as Sharon M. Lynch.

Going concern – The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $24,500 from the period of September 8, 2006 (Date of Inception) through December 31, 2006 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of accounting – The Company's policy is to prepare the financial statements on the accrual basis of accounting.  The fiscal year end is December 31.

Cash and cash equivalents - Cash and cash equivalents include highly liquid, temporary cash investments with an original maturity of three months or less from the date of purchase.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

Concentration of risk – A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition – The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Advertising costs – As of December 31, 2006, there was no advertising cost incurred.

Fair value of financial instruments – The fair value of cash and cash equivalents, advance from shareholder approximates the carrying amount of these financial instruments due to their short maturity.

2.

PROPERTY AND EQUIPMENT

As of December 31, 2006 the Company does not own any property and/or equipment.

3.

STOCKHOLDER’S EQUITY

The Company has 70,000,000 shares authorized and 2,000,000 issued and outstanding as of December 31, 2006.  The issued and outstanding shares were issued as follows:

On September 9, 2006 the Company issued 2,000,000 common shares at $0.001 par value to Sharon M. Lynch, a Company founder for services provided.

4.

RELATED PARTY TRANSACTIONS

The Company issued 2,000,000 shares of common stock to its president for service provided valued at approximately $4,000.  Advance from shareholder was approximately $18,000 as of December 31, 2006.

5.

STOCK OPTIONS

As of December 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.

LITIGATION

As of December 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

7.

NEW ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect that adoption of SFAS No. 159 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a)  recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that adoption of SFAS No. 157 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that adoption of (FIN)No. 48 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Moore and Associates, Chartered, CPAs, independent certified public accountants.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2006, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Sharon M. Lynch	41	President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Sharon M. Lynch, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and Director:

Sharon Lynch is a graduate of The Fashion Institute of Design and Merchandising in Los Angeles and has 20 years of experience in sales and marketing of wholesale and retail apparel and accessories.  Ms. Lynch has worked for prestigious companies such as Nike, Inc., Ellen Tracy, Inc. and St. John Knits.  From 1987 to 1991 she held a position as an account executive for Ellen Tracy and was responsible for the Nordstrom account which consisted of working with 26 buyers to cover 70 plus retail stores nationwide.  These duties included showroom sales, merchandising seminars for groups of ten to two hundred sales associates. She also effectively maintained sell-through of goods, co-op advertising and markdown allowances for key accounts.  From 1991 to 1995, Ms. Lynch held a position as Product Developer for Nike, Inc. in Beaverton, Oregon.  In this position, she was responsible for the following:  execution of the development of promotional apparel and accessories for the sports marketing division from initial concept to production confirmation, collaboration with R & D and marketing to establish quality products on short timelines to meet profitable price-points, negotiating price and timelines with selected vendors and contractors to stay within budget constraints and was directly responsible for forecasting project costs and purchasing goods and services with regard to sports marketing and apparel product marketing business plans.  From 1995 to 1998, Ms. Lynch worked for World Wide Golf Events and directed turnkey golf events from conception to completion.  These duties included the design and development of marketing materials to promote start-up golf event coordination, acquiring procurement for corporate and charitable golf tournaments and securing sponsor participation from companies such as Microsoft, Fluor Daniels, Comp USA, Cubic Balance, Cobra Golf, Ashworth, Avid and Nike.

In 1998, Ms. Lynch left the industry on a full time basis to raise a family and is now returning to launch Exclusive Apparel, Inc.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2006.

ITEM 10.

EXECUTIVE COMPENSATION

Since Exclusive Apparel, Inc., Inc.’s incorporation on September 8, 2006, Exclusive Apparel, Inc. has not paid any compensation to any officer, director, or employee. Upon securing minimum placement proceeds, Exclusive Apparel, Inc. has budgeted $2,000 per month as compensation for Mrs. Sharon M. Lynch.  Exclusive apparel does not have employment agreements. The Board of Directors will determine future compensation and, as appropriate, employment agreements executed.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 22,000,000 shares of our common stock to the following persons for services:

Name	Number of Total Shares	% of Shareholdings
Sharon M. Lynch	22,000,000	100%

The address for Ms. Lynch is 2620 Regatta Drive, Suite 102, Las Vegas, Nevada 89128.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 9, 2006 Sharon M. Lynch, President, Secretary, Treasurer, and Director, received 2,000,000 shares of Exclusive Apparel, Inc., Inc. common stock, par value $0.001 per share, for services.

All shares issued to Mrs. Sharon M. Lynch were at a par price per share of $0.001. The price of the common stock issued to Mrs. Sharon M. Lynch was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of the issuance, Exclusive Apparel, Inc. was recently formed or in the process of being formed and possessed no assets.

On January 12, 2007 Sharon M. Lynch, President, Secretary, Treasurer, and Director, received 20,000,000 shares of Exclusive Apparel, Inc., Inc. common stock, par value $0.001 per share, for services.

All shares issued to Mrs. Sharon M. Lynch were at a par price per share of $0.001. The price of the common stock issued to Mrs. Sharon M. Lynch was arbitrarily determined and bore no relationship to any objective criterion of value.  At the time of the issuance, Exclusive Apparel, Inc. possessed no assets.

Exclusive Apparel, Inc., Inc.’s principal office space is free of charge at the present time.  Please refer to the section titled “Description of Property” herein.

PART IV

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in Item 7 herein.

2    Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1   Articles of Incorporation    (1)

3.2   By-laws    (1)

(1)

Incorporated by reference to our Form SB-2 (SEC File No. 333-140305).

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2006, we were billed approximately $2,500 for year end 2006 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $1,500 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2006, we were billed approximately $0.00 for 2006, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EXCLUSIVE APPAREL, INC.

By:  /s/  Sharon M. Lynch

SHARON M. LYNCH

President, Chief Executive Officer,

Chief Financial Officer,

Secretary and Director

Dated:   April 11, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Sharon M. Lynch

President, Chief Executive Officer,                                       Dated:   April 11, 2007

Chief Financial Officer,