Form 10QSB/A
period 2007-03-31
Exclusive Apparel, Inc.
filed 2007-05-31
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-QSB/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-140305

EXCLUSIVE APPAREL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5567127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]     No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007:  22,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]     No [  ]

Transitional Small Business Disclosure Format (Check One): Yes [  ]     No [X]

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

Date: May 31, 2007

/s/ Sharon M. Lynch

Sharon M. Lynch

President, Secretary and Director