Form 10QSB
period 2007-06-30
Exclusive Apparel, Inc.
filed 2007-08-14
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes  [   ]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2007:  37,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No  [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]  No  [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

EXCLUSIVE APPAREL, INC.

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$ 53,872	$ 345
Inventories	42,000	-
Escrow deposits	3,000	-
Total current assets	98,872	345

	$ 98,872	$ 345

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$ -	$ 2,800
Advance from shareholder	5,991	18,033
Total current liabilities	5,991	20,833

Stockholders' (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 and 2,000,000 shares issued and
outstanding, respectively	37,000	2,000
Additional paid in capital	155,500	2,000
Accumulated (deficit)	(99,619)	(24,488)
Total stockholders' equity (deficit)	92,881	(20,488)

	$ 98,872	$ 345

See Notes to Financial Statements

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)
For the period from
	(Unaudited)	(Unaudited)	September 8, 2006
	For the three	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2007	June 30, 2007	June 30, 2007

Revenues	$ -	$ -	$ -

Operating expenses:
General and administrative expenses	32,347	75,131	99,619
Total operating expenses	32,347	75,131	99,619

(Loss) from operations	(32,347)	(75,131)	(99,619)

Other income (expenses):
Interest (expense)	-	-	-
Other (expense)	-	-	-
Total other income (expenses)	-	-	-

(Loss) before provision for income taxes	(32,347)	(75,131)	(99,619)
Provision for income taxes	-	-	-

Net (loss)	$ (32,347)	$ (75,131)	$ (99,619)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	27,369,171	27,369,171

See Notes to Financial Statements

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the six months ended June 30, 2007 (Unaudited) and

the period of September 8, 2006 (Inception) to December 31, 2006

					Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at September 8, 2006
(Date of Inception)	-	-	-	-	-	-	-	-

Issuance of stock for services, $0.002 per share	2,000,000	2,000	-	-	2,000	-	-	4,000

Net loss	-	-	-	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	2,000,000	2,000	-	-	2,000	-	(24,488)	(20,488)

Issuance of stock for services, $0.002 per share	20,000,000	20,000	-	-	20,000	-	-	40,000
Issuance of stock relating to
private placement, $0.01 per share, net of $1,500 of offering costs	15,000,000	15,000	-	-	133,500	-	-	148,500

Net loss	-	-	-	-	-	-	(75,131)	(75,131)

Balance, June 30, 2007	37,000,000	37,000	-	-	155,500	-	(99,619)	92,881

See Notes to Financial Statements

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

			(Unaudited)
			For the period from
	(Unaudited)	(Unaudited)	September 8, 2006
	For the three	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2007	June 30, 2007	June 30, 2007

Cash flows from operating activities:
Net loss	$ (32,347)	$ (75,131)	$ (99,619)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	40,000	44,000
Changes in operating assets and liabilities:
(Increase) in escrow deposits	(3,000)	(3,000)	(3,000)
(Increase) in inventories	(42,000)	(42,000)	(42,000)
(Decrease) in accrued expenses	(4,000)	(2,800)	-
Net cash (used in) operating activities	(81,347)	(82,931)	(100,619)

Cash flows from financing activities:
Advance from shareholder	(14,000)	(12,042)	5,991
Proceeds from borrowing	-	-	-
Proceeds from issuance of common stock	148,500	148,500	148,500
Net cash provided by financing activities	134,500	136,458	154,491

Net change in cash	53,153	53,527	53,872

Cash, beginning of period	719	345	-

Cash, end of period	$ 53,872	$ 53,872	$ 53,872

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$ -	$ 40,000	$ 44,000

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

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market.

NOTE 3 - STOCKHOLDERS’ EQUITY

As of June 30, 2007, the Company has 37,000,000 shares of common stock issued and outstanding.

On January 12, 2007 the Company issued 20,000,000 common shares at $0.001 par value to Sharon M. Lynch, the Company’s president/ shareholder for services provided.

The Company initiated a Private Placement in March 2007 for the sale of 15,000,000 shares of common stock to accredited investors at $0.01 per share.  As of April 30, 2007, all subscriptions have been received from 28 investors, raising $148,500 in proceeds, net of $1,500 of offering costs.

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 12, 2007, the Company issued 20,000,000 shares of common stock to its president/ shareholder for service provided valued at approximately $40,000.

As of June 30, 2007, advance from president/ shareholder was approximately $6,000.

During the normal course of business operation for the six months ended June 30, 2007, the Company purchased $42,000 of inventories from LVNV Apparel, LLC, a company related by common ownership.

During the normal course of business operation for the six months ended June 30, 2007, the Company paid consulting fee of $2,500 to an individual related to a stockholder of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On February 27, 2007 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 15,000,000 shares of our $.001 common stock in order to raise $150,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.  To date we have raised $148,500.00 net of $1,500 for costs and we completed, and submitted our Form 211 to the NASD.

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through June 30, 2007. For the quarter ended June 30, 2007, the registrant recognized a net loss of $32,347. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At June 30, 2007 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  31.  Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

  32.  Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCLUSIVE APPAREL, INC.

Date: August 1, 2007

/s/ Sharon M. Lynch

Sharon M. Lynch

President, Secretary and Director