Form 10KSB
period 2007-12-31
Exclusive Apparel, Inc.
filed 2008-04-30
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [X]  No [   ]

Revenues for year ended December 31, 2007:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 10, 2008 was:  $-0-

Number of shares of our common stock outstanding as of April 10, 2008 is: 37,000,000

The Company has retained the services of Pacific Stock Transfer Company to facilitate the processing of the stock certificates.  Pacific Stock Transfer Company is a registrar and transfer agency located at 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 having a telephone number of (702) 361-3033

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 10, 2008:  37,000,000 shares of common stock.

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

Since our inception on September 8, 2006 to December 31, 2007, the Company did not generate any significant revenues and has incurred a cumulative net loss of $147,953. The Company believes that raising $150,000 through the sale of common equity is sufficient for the company to become operational and sustain operations through the next twelve (12) months. The capital raised has been budgeted to establish our infrastructure and to become a fully reporting company. We believe that the recurring revenues from sales of services eventually will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Exclusive Apparel, Inc., Inc. has administrative offices located at 6555 W. Gary Avenue, Las Vegas, Nevada 89139.

Exclusive Apparel, Inc., Inc.’s fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Sharon M. Lynch, our President, Secretary and Treasurer has agreed to allocate a portion of her time to our activities without compensation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2007, there was one shareholder of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

We did not have any operating income from inception (September 8, 2006) through December 31, 200.  For the year ended December 31, 2007, we recognized a net loss of $147,953.00.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

EXCLUSIVE APPAREL, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

Exclusive Apparel, Inc.

Financial Statements Table of Contents

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                    PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Exclusive Apparel, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Exclusive Apparel, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flow for the year ended December 31,2007 and the period from inception September 8, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exclusive Apparel, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flow for the years ended December 31, 2007 and the period from inception September 8, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of approximately $147,953 and has not commenced operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 7, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$611	$345
Inventories	39,936	-
Total current assets	44,547	345

	$44,547	$345

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$-	$2,800
Advance from shareholder	-	18,033
Total current liabilities	-	20,833

Stockholders' (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 and 2,000,000 shares issued and
outstanding, at 12/31/07 and 12/31/06, respectively	37,000	2,000
Additional paid in capital	155,500	2,000
Accumulated (deficit) during development stage	(147,953)	(24,488)
Total stockholders' equity (deficit)	44,547	(20,488)

	$44,547	$345

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the year ended December 31, 2007 and the period from

  inception (September 8, 2006) to December 31, 2006

		September 8, 2006	September 8, 2006
		(date of inception)	(date of inception)
		through	through
	2007	December 31, 2006	December 31, 2007

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	123,465	24,488	147,953
Total operating expenses	123,465	24,488	147,953

(Loss) from operations	(123,465)	(24,488)	(147,953)

Other income (expenses):
Interest (expense)	-	-	-
Other (expense)	-	-	-
Total other income (expenses)	-	-	-

(Loss) before provision for income taxes	(123,465)	(24,488)	(147,953)
Provision for income taxes	-	-	-

Net (loss)	$(123,465)	$(24,488)	$(147,953)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	31,555,732	1,982,456	25,079,121

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the year ended December 31, 2007 and the period from

  inception (September 8, 2006) to December 31, 2006

							Accumulated
							Deficit	Total
					Additional	Other	during	Stockholders'
	Common Stock		Preferred Stock		Paid-in	Comprehensive	development	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	stage	(Deficit)
Balance at September 8, 2006
(Date of Inception)	-	-	-	-	-	-	-	-

Issuance of stock for services, $0.002 per share	2,000,000	2,000	-	-	2,000	-	-	4,000
on September 9, 2006

Net loss	-	-	-	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	2,000,000	2,000	-	-	2,000	-	(24,488)	(20,488)

Issuance of stock for services, $0.002 per share	20,000,000	20,000	-	-	20,000	-	-	40,000
on January 12, 2007
Issuance of stock relating to private placement,
$0.01 per share, net of $1,500 of offering costs	15,000,000	15,000	-	-	133,500	-	-	148,500
on March 5, 2007

Net loss	-	-	-	-	-	-	(123,465)	(123,465)

Balance, December 31, 2007	37,000,000	37,000	-	-	155,500	-	(147,953)	44,547

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

For the year ended December 31, 2007 and the period from

  inception (September 8, 2006) to December 31, 2006

		September 8, 2006	September 8, 2006
		(date of inception)	(date of inception)
		through	through
	2007	December 31, 2006	December 31, 2007

Operating activities:
Net loss	$(123,465)	$(24,488)	$(147,953)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	40,000	4,000	44,000
Changes in operating assets and liabilities:
(Increase) in inventories	(39,936)	-	(39,936)
(Decrease) increase in accrued expenses	(2,800)	2,800	-
Net cash (used in) operating activities	(126,201)	(17,688)	(143,889)

Financing activities:
Advance from shareholder	(18,033)	18,033	-
Proceeds from issuance of common stock	148,500	-	148,500
Net cash provided by financing activities	130,467	18,033	148,500

Net change in cash	4,266	345	4,611

Cash, beginning of period	345	-	-

Cash, end of period	$4,611	$345	$4,611

Supplemental Information

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$40,000	$4,000	$44,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Nature of business and organization

Exclusive Apparel, Inc., a Nevada corporation, (hereinafter referred to as the “Company” was incorporated in the State of Nevada on September 8, 2006.  The Company is high end clothing and apparel business that is dedicated to produce stylish and unique ball type headwear for women. The goal of Exclusive Apparel, Inc., is to expand to belts, handbags, and other accessories. The Company's operation has been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company

The Company filed its articles of incorporation with the Nevada Secretary of State on September 8, 2006, indicating Sharon M. Lynch as the incorporator.  The company filed its initial list of officers and directors with the Nevada Secretary of State on September 8, 2006, indicating it’s President as Sharon M. Lynch.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $147,953 from the period of September 8, 2006 (Inception) through December 31, 2007 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Cash and cash equivalents

Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three month or less.

Inventories

Inventories are stated at the lower of cost or market.  The Company is currently in a start up stage of operations and has placed inventory out in the market in hopes of selling.  Inventory consists mainly of finished goods and blank inventory.   The blank inventory will be finished once the Company receives orders.

Income taxes

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Net operating loss	$ 147,953
Income tax rate	34%
50,304
Less valuation allowance	(50,304)
$ -

Through December 31, 2007, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2007, the Company had approximately $148,000 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized will begin to expire in 2025.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Net loss per common share

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

Advertising costs

Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations.  There is no advertising cost incurred for the year ended December 31, 2007 and the period ended 2006.

Fair value of financial instruments

The Financial Accounting Standards Board’s Statement 107, “Disclosures about Fair Value of Financial Instruments”, requires the determination of fair value of the Company’s financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

Comprehensive income

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the year ended December 31, 2007 and the period ended 2006.

Note 2. Stockholders’ equity

The Company has 70,000,000 shares authorized and 37,000,000 shares of common stock issued and outstanding as of December 31, 2007.  The issued and outstanding shares were as follows:

On September 9, 2006 the Company issued 2,000,000 common shares at $0.002 par value to Sharon M. Lynch, the Company’s president/ shareholder for services provided.

On January 12, 2007 the Company issued 20,000,000 common shares at $0.002 par value to Sharon M. Lynch, the Company’s president/ shareholder for services provided.

The Company initiated a Private Placement in March 2007 for the sale of 15,000,000 shares of common stock to investors at $0.01 per share.  As of April 30, 2007, all subscriptions have been received from 28 investors, raising $148,500 in proceeds, net of $1,500 of offering costs.

Note 3. Related party transactions

On September 9, 2006, the Company issued 2,000,000 shares of common stock to its president/ shareholder for service provided valued at approximately $4,000.

On January 12, 2007, the Company issued 20,000,000 shares of common stock to its president/ shareholder for service provided valued at approximately $40,000.

During the year ended December 31, 2007, the Company purchased $42,000 of inventories from LVNV Apparel, LLC, a company related by common ownership.

During the year ended December 31, 2007, the Company paid consulting fee of $9,500 to an individual related to a stockholder of the Company.

Note 4. Newly issued pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of the Company’s 2009 fiscal year.  Management is currently evaluating the impact that SFAS 159 will have on the Company’s financial statements.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2007, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Sharon M. Lynch	42	President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Sharon M. Lynch, President, Cheif Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and Director:

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

To date, we have not filed Form 5 for the year ended December 31, 2007.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 22,000,000 shares of our common stock to the following persons for services:

Name	Number of Total Shares	% of Shareholdings
Sharon M. Lynch	22,000,000	59%

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

During the year ended December 31, 2007, the Company purchased $42,000 of inventories from LVNV Apparel, LLC, a company related by common ownership.

During the year ended December 31, 2007, the Company paid consulting fee of $9,500 to an individual related to a stockholder of the Company.

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

(1)

Incorporated by reference to our Form SB-2 (SEC File No. 333-140305).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2007, we were billed approximately $2,500 for year end 2007 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $1,500 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2007, we were billed approximately $0.00 for 2007, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EXCLUSIVE APPAREL, INC.

By:  /s/  Sharon M. Lynch

     SHARON M. LYNCH

     President, Chief Executive Officer,

    Chief Financial Officer,

     Secretary and Director

Dated:   April 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Sharon M. Lynch

       President, Chief Executive Officer,                                       Dated:   April 10, 2008

       Chief Financial Officer,