Form 10-Q
period 2008-03-31
Exclusive Apparel, Inc.
filed 2008-05-13
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(Issuer's telephone number)

None

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007:  37,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

EXCLUSIVE APPAREL, INC.

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
ASSETS	March 31, 2008	December 31, 2007

Current assets:
Cash	$615	$4,611
Inventories	39,646	39,936
Total current assets	40,261	44,547

	$40,261	$44,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,924	$-
Advance from shareholder	-	-
Total current liabilities	3,924	-

Stockholders' (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(156,163)	(147,953)
Total stockholders' equity (deficit)	36,337	44,547

	$40,261	$44,547

The accompanying notes are an integral part of these financial statements

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	(Unaudited)		September 8, 2006
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2008	March 31, 2007	March 31, 2008

Revenues	$ -	$ -	$ -

Operating expenses:
General and administrative expenses	8,210	42,784	156,163
Total operating expenses	8,210	42,784	156,163

(Loss) from operations	(8,210)	(42,784)	(156,163)

Other income (expenses):
Interest (expense)	-	-	-
Other (expense)	-	-	-
Total other income (expenses)	-	-	-

(Loss) before provision for income taxes	(8,210)	(42,784)	(156,163)
Provision for income taxes	-	-	-

Net (loss)	$ (8,210)	$ (42,784)	$ (156,163)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	19,333,333	26,891,103

The accompanying notes are an integral part of these financial statements

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Accumulated
							Deficit
					Additional	Other	during	Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	stage	Equity (Deficit)
Balance at September 8, 2006
(Date of Inception)	-	-	-	-	-	-	-	-

Issuance of stock for services, $0.002 per share	2,000,000	2,000	-	-	2,000	-	-	4,000
on September 9, 2006

Net loss	-	-	-	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	2,000,000	2,000	-	-	2,000	-	(24,488)	(20,488)

Issuance of stock for services, $0.002 per share	20,000,000	20,000	-	-	20,000	-	-	40,000
on January 12, 2007
Issuance of stock relating to private placement,
$0.01 per share, net of $1,500 of offering costs	15,000,000	15,000	-	-	133,500	-	-	148,500
on March 5, 2007

Net loss	-	-	-	-	-	-	(123,465)	(123,465)

Balance, December 31, 2007	37,000,000	37,000	-	-	155,500	-	(147,953)	44,547

Issuance of stock	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(8,210)	(8,210)

Balance March 31, 2008 (unaudited)	37,000,000	37,000	-	-	155,500	-	(156,163)	36,337

The accompanying notes are an integral part of these financial statements

EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

	(Unaudited)		September 8, 2006
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2008	March 31, 2007	March 31, 2008

Operating activities:
Net loss	$(8,210)	$(42,784)	$(156,163)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	40,000	44,000
Changes in operating assets and liabilities:
Decrease (increase) in inventories	290	-	(39,646)
Increase in accrued expenses	3,924	1,200	3,924
Net cash (used in) operating activities	(3,996)	(1,584)	(147,885)

Financing activities:
Advance from shareholder	-	1,958	-
Proceeds from issuance of common stock	-	-	148,500
Net cash provided by financing activities	-	1,958	148,500

Net change in cash	(3,996)	374	615

Cash, beginning of period	4,611	345	-

Cash, end of period	$615	$719	$615

Supplemental Information

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$40,000	$44,000

The accompanying notes are an integral part of these financial statements

EXCLUSIVE APPAREL, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

Note 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, the Company paid officer's compensation of $2,000 to its president/ shareholder for services provided.

During the three months ended March 31, 2008, the Company paid $650 of consulting fee to an individual related to a stockholder of the Company.

NOTE 4 - INVENTORIES

As of March 31, 2008, inventories consisted of the following: designed T-shirts $15,444, blank T-shirts $24,202.

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through March 31, 2008. For the quarter ended March 31, 2008, the registrant recognized a net loss of $8,210. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At March 31, 2008 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund administrative  expenses  pending full implementation of the Company's business model.

Critical Accounting Policies

Exclusive Apparel's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, Exclusive Apparel's views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 4. Controls and Procedures

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

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCLUSIVE APPAREL, INC.

Date: May 9, 2008

/s/ Sharon M. Lynch

Sharon M. Lynch

President, Secretary and Director