Form 10KSB/A
period 2007-12-31
Exclusive Apparel, Inc.
filed 2008-08-27
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/AMENDED

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

Yes  [X]     No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [X]  No [   ]

Revenues for year ended December 31, 2007:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 10, 2008 was:  $-0-

Number of shares of our common stock outstanding as of April 10, 2008 is: 37,000,000

The Company has retained the services of Pacific Stock Transfer Company to facilitate the processing of the stock certificates.  Pacific Stock Transfer Company is a registrar and transfer agency located at 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 having a telephone number of (702) 361-3033

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 10, 2008:  37,000,000 shares of common stock.

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

Since our inception on September 8, 2006 to December 31, 2007, the Company did not generate any significant revenues and has incurred a cumulative net loss of $147,953. The Company believes that raising $150,000 through the sale of common equity is sufficient for the company to become operational and sustain operations through the next twelve (12) months. The capital raised has been budgeted to establish our infrastructure and to become a fully reporting company. We believe that the recurring revenues from sales of services eventually will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement.

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

Exclusive Apparel, Inc., Inc.'s fiscal year end is December 31.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                    PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Exclusive Apparel, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Exclusive Apparel, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flow for the year ended December 31,2007 and the period from inception September 8, 2006 through December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exclusive Apparel, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flow for the years ended December 31, 2007 and the period from inception September 8, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of approximately $147,953 and has not commenced operations, which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management of Company

The Company filed its articles of incorporation with the Nevada Secretary of State on September 8, 2006, indicating Sharon M. Lynch as the incorporator.  The company filed its initial list of officers and directors with the Nevada Secretary of State on September 8, 2006, indicating it's President as Sharon M. Lynch.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $147,953 from the period of September 8, 2006 (Inception) through December 31, 2007 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

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

Fair value of financial instruments

The Financial Accounting Standards Board's Statement 107, “Disclosures about Fair Value of Financial Instruments”, requires the determination of fair value of the Company's financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

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

Note 2. Stockholders' equity

The Company has 70,000,000 shares authorized and 37,000,000 shares of common stock issued and outstanding as of December 31, 2007.  The issued and outstanding shares were as follows:

On September 9, 2006 the Company issued 2,000,000 common shares at $0.002 par value to Sharon M. Lynch, the Company's president/ shareholder for services provided.

On January 12, 2007 the Company issued 20,000,000 common shares at $0.002 par value to Sharon M. Lynch, the Company's president/ shareholder for services provided.

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

Note 4. Newly issued pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 become effective as of the beginning of the Company's 2009 fiscal year.  Management is currently evaluating the impact that SFAS 159 will have on the Company's financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

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

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that adoption of (FIN)No. 48 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

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

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.  The Company's disclosure controls and procedures however are designed to provide a reasonable level of assurance of reaching the Company's desired control objectives.  In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting or that could significantly affect those controls subsequent to the date of our last evaluation.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

ITEM 10.  EXECUTIVE COMPENSATION

Since Exclusive Apparel, Inc., Inc.'s incorporation on September 8, 2006, Exclusive Apparel, Inc. has not paid any compensation to any officer, director, or employee. Upon securing minimum placement proceeds, Exclusive Apparel, Inc. has budgeted $2,000 per month as compensation for Mrs. Sharon M. Lynch.  Exclusive apparel does not have employment agreements. The Board of Directors will determine future compensation and, as appropriate, employment agreements executed.

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

Exclusive Apparel, Inc., Inc.'s principal office space is free of charge at the present time.  Please refer to the section titled “Description of Property” herein.

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

By:   /s/  Sharon M. Lynch

       President, Chief Executive Officer,                                       Dated:   August 26, 2008

       Chief Financial Officer,