Form 10KSB/A
period 2007-12-31
Exclusive Apparel, Inc.
filed 2008-09-26
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/SECOND AMENDED

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

ITEM 8A.  CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, our President and Treasurer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  Our President and Treasurer also concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, to allow timely decisions regarding required disclosure. In addition, we reviewed our internal controls, and there have been no changes in our internal controls or in other factors in the last fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting or that could affect those controls subsequent to the date of our last evaluation.

The term disclosure controls and procedures means control and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Although this is the Second Amended Filing of our Form 10KSB pursuant to comments received from the Securities and Exchange Commission dated August 29, 2008, the conclusions of our management with regard to the recording, processing, summarizing and reporting of financial information required to be disclosed within the time periods specified in the Commission's rules and forms, remain the same, namely that management complied with the rules and forms of the Commission but neglected to include specific language which the Commission was seeking.  Therefore, issuer had in place a proper system for disclosure of financial reporting as well as disclosure of any changes in that system but failed to use the proper language in describing that system of disclosure.

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

                               SHARON M. LYNCH

                               President, Chief Executive Officer,

                               Chief Financial Officer,

                               Secretary and Director

                     By:     /s/  Sharon M. Lynch

                               SHARON M. LYNCH

                               Principal Accounting Officer

Dated:   September 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Sharon M. Lynch

       President, Chief Executive Officer,                                       Dated:  September 23, 2008

       Chief Financial Officer, Secretary

       And Director

By:  /s/  Sharon M. Lynch

       Principal Accounting Officer                                                 Dated:  September 23, 2008