Form 10-Q
period 2008-09-30
Exclusive Apparel, Inc.
filed 2008-11-05
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X}   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2008:  37,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition

Item 4.  Control and Procedures

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and three months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

EXCLUSIVE APPAREL, INC.

EXCLUSIVE APPAREL, INC. (A Development Stage Company) BALANCE SHEETS

	(Unaudited)
ASSETS	September 30, 2008	December 31, 2007

Current assets:
Cash	$435	$4,611
Inventories	39,646	39,936
Total current assets	40,081	44,547

	$40,081	$44,547

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$61	$-
Advance from shareholder	12,925	-
Total current liabilities	12,986	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(165,405)	(147,953)
Total stockholders' equity	27,095	44,547

	$40,081	$44,547

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS

					(Unaudited)
	(Unaudited)		(Unaudited)		September 8, 2006
	For the three months ended		For the nine months ended		(date of inception)
	September 30		September 30		through
	2008	2007	2008	2007	September 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	4,123	26,155	17,452	101,286	165,405
Total operating expenses	4,123	26,155	17,452	101,286	165,405

(Loss) from operations	(4,123)	(26,155)	(17,452)	(101,286)	(165,405)

Other income (expenses):
Interest (expense)	-	-	-	-	-
Other (expense)	-	-	-	-	-
Total other income (expenses)	-	-	-	-	-

(Loss) before provision for income taxes	(4,123)	(26,155)	(17,452)	(101,286)	(165,405)
Provision for income taxes	-	-	-	-	-

Net (loss)	$(4,123)	$(26,155)	$(17,452)	$(101,286)	$(165,405)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	37,000,000	37,000,000	30,167,879	29,344,589

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC. (A Development Stage Company) STATEMENTS OF CASH FLOW

			(Unaudited)
	(Unaudited)	(Unaudited)	September 8, 2006
	For the nine	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2008	September 30, 2007	September 30, 2008

Operating activities:
Net loss	$(17,452)	$(101,286)	$(165,405)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	40,000	44,000
Changes in operating assets and liabilities:
Decrease (increase) in inventories	290	(42,000)	(39,646)
(Increase) in escrow deposits	-	-	-
Increase in accounts payable	61	-	61
(Decrease) in accrued expenses	-	(2,800)	-
Net cash (used in) operating activities	(17,101)	(106,086)	(160,990)

Financing activities:
Advance to/ from shareholder	12,925	(18,033)	12,925
Proceeds from issuance of common stock	-	148,500	148,500
Net cash provided by financing activities	12,925	130,467	161,425

Net change in cash	(4,176)	24,381	435

Cash, beginning of period	4,611	345	-

Cash, end of period	$435	$24,726	$435

Supplemental Information

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$40,000	$44,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008, the Company paid officer’s compensation of $2,000 to its president / shareholder for services provided.

During the nine months ended September 30, 2008, the Company paid $650 of consulting fee to an individual related to a stockholder of the Company.

As of September 30, 2008, advance from shareholders was approximately $13,000.

NOTE 4 - INVENTORIES

As of September 30, 2008, inventories consisted of the following: designed T-shirts $15,444, blank T-shirts $24,202.

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through September 30, 2008. For the quarter ended September 30, 2008, the registrant recognized a net loss of $4,123. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2008 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 (Exchange Act) as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in  accordance with authorizations of our management and directors: and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of September 30, 2008 our internal control over financial reporting was effective.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No reports on Form 8-K were filed during the quarter ended September 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCLUSIVE APPAREL, INC.

Date: October 23, 2008

/s/ Sharon M. Lynch
Sharon M. Lynch
President, Secretary and Director