Form 10-K
period 2008-12-31
Exclusive Apparel, Inc.
filed 2009-03-30
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]     No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]  No [   ]

Revenues for year ended December 31, 2008:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 27, 2009 was:  $-0-

Number of shares of our common stock outstanding as of March 27, 2009 is: 37,000,000

The Company has retained the services of Pacific Stock Transfer Company to facilitate the processing of the stock certificates.  Pacific Stock Transfer Company is a registrar and transfer agency located at 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 having a telephone number of (702) 361-3033

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 27, 2009:  37,000,000 shares of common stock at $.001 par value.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL

Exclusive Apparel, Inc., Inc. (“Company”) was incorporated in the State of Nevada on September 8, 2006. Exclusive Apparel, Inc., Inc. is a developmental stage company with a principal business objective of offering premium baseball cap type headwear for women with exquisite taste and extravagant appetites as exclusive accessories to differentiate themselves.  Exclusive Apparel, Inc is committed to producing exclusive ball-type caps that are stylish and unique, and that cater to a more progressive clientele.  The company will focus on baseball hat type headwear before it expands to belts, handbags and other similar accessories.

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

Since our inception on September 8, 2006 to December 31, 2008, the Company did not generate any significant revenues and has incurred a cumulative net loss of $185,271. The Company believes that raising $150,000 through the sale of common equity is sufficient for the company to become operational and sustain operations through the next twelve (12) months. The capital raised has been budgeted to establish our infrastructure and to become a fully reporting company. We believe that the recurring revenues from sales of services eventually will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Exclusive Apparel, Inc., Inc. currently has one officer and one director. This individual allocates time and personal resources to Exclusive Apparel, Inc. on a part-time basis.

As of the date of this prospectus, Exclusive Apparel, Inc. has 37,000,000 shares of $0.001 par value common stock issued and outstanding.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2008, there was one shareholder of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

We did not have any operating income from inception (September 8, 2006) through December 31, 2008.  For the year ended December 31, 2008, we recognized a net loss of $37,318.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

ITEM 8.                      FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

EXCLUSIVE APPAREL, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Exclusive Apparel, Inc.
Financial Statements Table of Contents

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Exclusive Apparel, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Exclusive Apparel, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and from inception on September 8, 2006 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exclusive Apparel, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and from inception on September 8, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $185,271, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 23, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS	December 31, 2008	December 31, 2007

Current assets:
Cash	$575	$4,611
Total current assets	575	4,611

Inventories	$23,665	$39,936
Total assets	23,665	39,936

Total assets	$24,240	$44,547

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$61	$-
Advance from shareholder	16,950	-
Total current liabilities	17,011	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(185,271)	(147,953)
Total stockholders' equity	7,229	44,547

	$24,240	$44,547

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			September 8, 2006
			(date of inception)
	For the year ended	For the year ended	through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	37,318	123,465	185,271
Total operating expenses	37,318	123,465	185,271

(Loss) from operations	(37,318)	(123,465)	(185,271)

Other income (expenses):
Interest (expense)	-	-	-
Other (expense)	-	-	-
Total other income (expenses)	-	-	-

(Loss) before provision for income taxes	(37,318)	(123,465)	(185,271)
Provision for income taxes	-	-	-

Net (loss)	$(37,318)	$(123,465)	$(185,271)

Basic and diluted loss per common share	$(0.001)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	31,555,732	30,177,092

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Accumulated
						(Deficit)
					Additional	during	Total
	Preferred Stock		Common Stock		Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	stage	Equity (Deficit)
Balance at September 8, 2006
(Date of Inception)	-	-	-	-	-	-	-

Common shares issued for service
at $0.002 per share on September 9, 2006	-	-	2,000,000	2,000	2,000	-	4,000

Net (loss) for the period September 8, 2006
(inception) to December 31, 2006	-	-	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	-	-	2,000,000	2,000	2,000	(24,488)	(20,488)

Common shares issued for service
at $0.002 per share on January 12, 2007	-	-	20,000,000	20,000	20,000	-	40,000

Common shares issued relating to private placement,
at $0.01 per share, net of $1,500 of offering costs
on April 12, 2007	-	-	15,000,000	15,000	133,500	-	148,500

Net (loss) for the year ended December 31, 2007	-	-	-	-	-	(123,465)	(123,465)

Balance, December 31, 2007	-	-	37,000,000	37,000	155,500	(147,953)	44,547

Net (loss) for the year ended December 31, 2008	-	-	-	-	-	(37,318)	(37,318)

Balance December 31, 2008	-	-	37,000,000	37,000	155,500	(185,271)	7,229

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

			September 8, 2006
			(date of inception)
	For the year ended	For the year ended	through
	December 31, 2008	December 31, 2007	December 31, 2008

Operating activities:
Net loss	$(37,318)	$(123,465)	$(185,271)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	40,000	44,000
Changes in operating assets and liabilities:
Decrease (increase) in inventories	16,271	(39,936)	(23,665)
Increase in accounts payable	61	-	61
(Decrease) in accrued expenses	-	(2,800)	-
Net cash (used in) operating activities	(20,986)	(126,201)	(164,875)

Financing activities:
Advance to/ from shareholder	16,950	(18,033)	16,950
Proceeds from issuance of common stock	-	148,500	148,500
Net cash provided by financing activities	16,950	130,467	165,450

Net change in cash	(4,036)	4,266	575

Cash, beginning of period	4,611	345	-

Cash, end of period	$575	$4,611	$575
Non Cash Investing and Financing Activities:
Issuance of Common Stock for services	$-	$40,000	$44,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  The financial statements and notes are representations of management.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring losses through December 31, 2008 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Revenue recognition
The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Advertising costs
Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations.

As of December 31, 2008 and 2007, there was no advertising costs incurred.

Inventories
Inventories are stated at the lower of cost or market.  During the year ended December 31, 2008, approximately $16,000 of damaged inventory that became obsolete were written off.  As of December 31, 2008, inventories approximately consisted of the following: designed T-shirts $3,665 and blank T-shirts $20,000.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Net operating loss	$185,271
Income tax rate	34%
62,992
Less valuation allowance	(62,992)
$-

Through December 31, 2008, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2008, the Company had approximately $185,000 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized will begin to expire in 2025.

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2008 is as follows:

2008

U.S. federal statutory income tax rate	34.0%
State tax - net of federal benefit	0.0%
34.0%
Increase in valuation allowance	(34.0%)
Effective tax rate	0.0%

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

Comprehensive income
The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended December 31, 2008 and 2007.

Note 2. Concentration of credit risk

A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Note 3. Property and equipment

As of December 31, 2008 the Company does not own any property and/or equipment.

Note 4. Stockholders’ equity

The Company has 70,000,000 shares authorized and 37,000,000 shares issued and outstanding as of December 31, 2008.  The issued and outstanding shares were as follows:

On September 9, 2006 the Company issued 2,000,000 common shares at $0.002 par value to Sharon M. Lynch, the Company’s president/ shareholder for services provided.

On January 12, 2007 the Company issued 20,000,000 common shares at $0.002 par value to Sharon M. Lynch, the Company’s president/ shareholder for services provided.

The Company initiated a Private Placement in March 2007 for the sale of 15,000,000 shares of common stock to investors at $0.01 per share.  As of April 30, 2007, all subscriptions have been received from 28 investors, raising $148,500 in proceeds, net of $1,500 of offering costs. There were no common stocks issued during 2008.

Note 5.  Related party transactions

On January 12, 2007, the Company issued 20,000,000 shares of common stock to its president/ shareholder for service provided valued at approximately $40,000.

During the year ended December 31, 2007, the Company purchased $42,000 of inventories from LVNV Apparel, LLC, a company related by common ownership.

During the year ended December 31, 2008 and 2007 the Company paid consulting fee of $650 and $9,500, repsectively, to an individual related to a stockholder of the Company.

During the year ended December 31, 2008, the Company paid officer’s compensation of $2,000 to its president/ shareholder for services provided.

During the year ended December 31, 2008, advance from shareholders was approximately $13,000.

Note 6. Newly issued pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s  financial position, results of operations or cash flows.

Note 6. Newly issued pronouncements – continued

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its  financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

Note 6. Newly issued pronouncements – continued

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s  financial position, results of operations or cash flows.

Note 7. Litigation

As of December 31, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Moore & Associates, Chartered, Certified Public Accountants.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.                   CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

ITEM 9B.         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2008, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Sharon M. Lynch	43	President/Secretary/Director

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2008.

ITEM 11.                  EXECUTIVE COMPENSATION

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

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 22,000,000 shares of our common stock to the following persons for services:

Name	Number of Total Shares	% of Shareholdings
Sharon M. Lynch	22,000,000	59%

The address for Ms. Lynch is 2620 Regatta Drive, Suite 102, Las Vegas, Nevada 89128.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On September 12, 2006 Sharon M. Lynch, President, Secretary, Treasurer, and Director, received 20,000,000 shares of Exclusive Apparel, Inc., Inc. common stock, par value $0.001 per share, for services.

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

During the year ended December 31, 2008 and 2007 the Company paid consulting fee of $650 and $9,500, respectively, to an individual related to a stockholder of the Company.

During the year ended December 31, 2008, the Company paid officer’s compensation of $2,000 to its president/ shareholder for services provided.

During the year ended December 31, 2008, advance from shareholders was approximately $13,000.

Exclusive Apparel, Inc., Inc.’s principal office space is free of charge at the present time.  Please refer to the section titled “Description of Property” herein.

PART IV

ITEM 14.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in Item 8 herein.

2    Financial statement schedules; see index to financial statements and schedules in Item 8 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-K and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1   Articles of Incorporation    (1)
3.2   By-laws    (1)

(1)	Incorporated by reference to our Form SB-2 (SEC File No. 333-140305).

ITEM 15.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2008, we were billed $8,750 for year end 2008 for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2008, we were billed approximately $0.00 for 2008, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

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

Dated:   March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Sharon M. Lynch
       President, Chief Executive Officer,                                       Dated:   March 27, 2009
       Chief Financial Officer, Secretary
       And Director

By:   /s/  Sharon M. Lynch
        Principal Accounting Officer                                                Dated:   March 27, 2009