Form 10-Q
period 2009-03-31
Exclusive Apparel, Inc.
filed 2009-05-13
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2009:  37,000,000 shares of common stock.

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

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

EXCLUSIVE APPAREL, INC.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS	March 31, 2009	December 31, 2008

Current assets:
Cash	$542	$575
Total current assets	542	575

Inventories	23,665	23,665
Total assets	23,665	23,665

Total assets	$24,207	$24,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,561	$61
Advance from shareholder	21,645	16,950
Total current liabilities	25,206	17,011

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(193,499)	(185,271)
Total stockholders' equity (deficit)	(999)	7,229

	$24,207	$24,240

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			(Unaudited)
	(Unaudited)	(Unaudited)	September 8, 2006
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	8,228	8,210	193,499
Total operating expenses	8,228	8,210	193,499

(Loss) from operations	(8,228)	(8,210)	(193,499)

Other income (expenses):
Interest (expense)	-	-	-
Other (expense)	-	-	-
Total other income (expenses)	-	-	-

(Loss) before provision for income taxes	(8,228)	(8,210)	(193,499)
Provision for income taxes	-	-	-

Net (loss)	$(8,228)	$(8,210)	$(193,499)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	37,000,000	30,833,141

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

			(Unaudited)
	(Unaudited)	(Unaudited)	September 8, 2006
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2009	March 31, 2008	March 31, 2009

Operating activities:
Net loss	$(8,228)	$(8,210)	$(193,499)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes in operating assets and liabilities:
Decrease (increase) in inventories	-	290	(23,665)
Increase in accounts payable	-	-	61
Increase in accrued expenses	3,500	3,924	3,500
Net cash (used in) operating activities	(4,728)	(3,996)	(169,603)

Financing activities:
Advance to/ from shareholder	4,695	-	21,645
Proceeds from issuance of common stock	-	-	148,500
Net cash provided by financing activities	4,695	-	170,145

Net change in cash	(33)	(3,996)	542

Cash, beginning of period	575	4,611	-

Cash, end of period	$542	$615	$542

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

Note 2 – GOING CONCERN

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2009, advance from shareholders was approximately $21,600.

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through March 31, 2009. For the quarter ended March 31, 2009, the registrant recognized a net loss of $8,228. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At March 31, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of March 31, 2009 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCLUSIVE APPAREL, INC.

Date: May 11, 2009

/s/ Sharon M. Lynch
Sharon M. Lynch
President, Secretary and Director