Form 10-Q
period 2009-06-30
Exclusive Apparel, Inc.
filed 2009-08-10
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-140305

EXCLUSIVE APPAREL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5567127
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

8880 Greenlawn Street, Riverside, California 92508
(Address of Principal Executive Offices)

(951) 902-2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2009:  37,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]  No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [X]  No [X]

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

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

EXCLUSIVE APPAREL, INC.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
ASSETS	June 30, 2009	December 31, 2008

Current assets:
Cash	$-	$575
Total current assets	-	575

Inventories	-	23,665
Total assets	-	23,665

Total assets	$-	$24,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$61	$61
Bank overdraft	72	-
Advance from shareholder	28,226	16,950
Total current liabilities	28,359	17,011

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 and 37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(220,859)	(185,271)
Total stockholders' equity (deficit)	(28,359)	7,229

	$-	$24,240

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	September 8, 2006
	For the three	For the three	For the six	For the six	(date of inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	27,360	5,119	35,588	13,329	220,859
Total operating expenses	27,360	5,119	35,588	13,329	220,859

(Loss) from operations	(27,360)	(5,119)	(35,588)	(13,329)	(220,859)

Other income (expenses):
Interest (expense)	-	-	-	-	-
Other (expense)	-	-	-	-	-
Total other income (expenses)	-	-	-	-	-

(Loss) before provision for income taxes	(27,360)	(5,119)	(35,588)	(13,329)	(220,859)
Provision for income taxes	-	-	-	-	-

Net (loss)	$(27,360)	$(5,119)	$(35,588)	$(13,329)	$(220,859)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	37,000,000	37,000,000	37,000,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

			(Unaudited)
	(Unaudited)	(Unaudited)	September 8, 2006
	For the six	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2009	June 30, 2008	June 30, 2009

Operating activities:
Net loss	$(35,588)	$(13,329)	$(220,859)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes in operating assets and liabilities:
Decrease (increase) in inventories	23,665	290	-
Increase in accounts payable	-	-	61
Increase in accrued expenses	-	-	-
Net cash (used in) operating activities	(11,923)	(13,039)	(176,798)

Financing activities:
Bank overdraft	72	-	72
Advance to/ from shareholder	11,276	8,953	28,226
Proceeds from issuance of common stock	-	-	148,500
Net cash provided by financing activities	11,348	8,953	176,798

Net change in cash	(575)	(4,086)	-

Cash, beginning of period	575	4,611	-

Cash, end of period	$-	$525	$-

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2009, advance from shareholders was approximately $28,000.

As of June 30 2009, Sharon Lynch received $500 in petty cash as executive compensation.

NOTE 4 – INVENTORY

As of June 30, 2009, the Company transferred all remaining inventory to its officer/shareholders at book value of approximately $24,000 as officer compensation.

NOTE 5 – CHANGE IN COMPANY MANAGEMENT

Effective June 11, 2009, Georgette Mathers was elected and appointed as a Director of Exclusive Apparel, Inc.  Also effective June 11, 2009, Georgette Mathers was elected to the offices of President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer.

After the appointment and election of Georgette Mathers as a Director, Sharon Lynch resigned as Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer effective June 11, 2009.

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through June 30, 2009. For the quarter ended June 30, 2009, the registrant recognized a net loss of $27,360. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At June 30, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative expenses pending full implementation of the Company’s business model.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of June 30, 2009 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No reports on Form 8-K were filed during the quarter ended June 30, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCLUSIVE APPAREL, INC.

Date: August 6, 2009

/s/ Georgette Mathers
Georgette Mathers
President, Secretary and Director