Form 10-K/A
period 2008-12-31
Exclusive Apparel, Inc.
filed 2009-11-23
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File No.333-140305

EXCLUSIVE APPAREL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5567127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8860 Greenlawn Street, Riverside, California 92508
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  [X]     No  [   ]

Revenues for year ended December 31, 2008:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 18, 2009 was:  $-0-

Number of shares of our common stock outstanding as of November 20, 2009 is: 37,000,000

The Company has retained the services of Pacific Stock Transfer Company to facilitate the processing of the stock certificates.  Pacific Stock Transfer Company is a registrar and transfer agency located at 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 having a telephone number of (702) 361-3033

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2009:  37,000,000 shares of common stock.

EXPLANATORY NOTE

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates, Chartered and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. A copy of the PCAOB Release can be accessed at the PCAOB website at http:www.pcaobus.org.

As a result of the above action, we may not include the audit reports or consents of Moore & Associates, Chartered in any filings. Therefore, we engaged our current auditor to conduct at audit since inception through December 31, 2008.

The Company has restated its previously issued December 31, 2008, financial statements for matters related to the following previously reported item: the Company had revised the general and administrative expenses for the years ended December 31, 2008 and 2007 and for the period from Inception (September 8, 2006) through December 31, 2008 to reflect the inventory account balance that was written off on December 31, 2007, which consequently resulted in $15,771 decrease, $39,936 and $24,165 increase in net loss for the years ended December 31, 2008 and 2007 and for the period from Inception (September 8, 2006) through December 31, 2008, respectively. Cash at December 31, 2008 was corrected to reflect the use of petty cash that was no longer being replenished. This adjustment decreased cash, increased general and administrative expenses and increased the net loss by $500.  The financial statements for the years ended December 31, 2008 and 2007 have been restated to reflect the corrections in accordance with FASB ASC 250(Prior authoritative literature: SFAS No. 154, "Accounting Change and Error Correction”).

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL

Exclusive Apparel, Inc., (“Company”) was incorporated in the State of Nevada on September 8, 2006. Exclusive Apparel, Inc. is a developmental stage company with a principal business objective of offering premium baseball cap type headwear for women with exquisite taste and extravagant appetites as exclusive accessories to differentiate themselves.  Exclusive Apparel, Inc is committed to producing exclusive ball-type caps that are stylish and unique that caters to a more progressive clientele.  The company will focus on baseball hat type headwear before it expands to belts, handbags and other similar accessories.

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

Exclusive Apparel, Inc., is attempting to become operational. In order to generate revenues, Exclusive Apparel, Inc. must address the following areas:

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

Since our inception on September 8, 2006 to December 31, 2008, the Company did not generate any significant revenues and has incurred a cumulative net loss of $209,436. The Company believes that raising $150,000 through the sale of common equity is sufficient for the company to become operational and sustain operations through the next twelve (12) months. The capital raised has been budgeted to establish our infrastructure and to become a fully reporting company. We believe that the recurring revenues from sales of services eventually will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from sales will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Exclusive Apparel, Inc. currently has one officer and one director. This individual allocates time and personal resources to Exclusive Apparel, Inc. on a part-time basis.

As of the date of this report, Exclusive Apparel, Inc. has 37,000,000 shares of $0.001 par value common stock issued and outstanding.

Exclusive Apparel, Inc. has administrative offices located at 6555 W. Gary Avenue, Las Vegas, Nevada 89139.

Exclusive Apparel, Inc.’s fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Sharon M. Lynch, our President, Secretary and Treasurer has agreed to allocate a portion of her time to our activities without compensation.

ITEM 2.                      DESCRIPTION OF PROPERTY

Exclusive Apparel, Inc. uses an administrative office located at 6555 W. Gary Avenue, Las Vegas, Nevada 89139. The office space is free of charge and no lease exists. There are currently no proposed programs for the renovation, improvement or development of the facilities currently use.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2008, there were 29 shareholders of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

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

Results of Operation

We did not have any operating income from inception (September 8, 2006) through December 31, 2008.  For the year ended December 31, 2008, we recognized a net loss of $21,547.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

ITEM 8.                      FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

EXCLUSIVE APPAREL, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Exclusive Apparel, Inc.
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Exclusive Apparel, Inc.

We have audited the accompanying balance sheets of Exclusive Apparel, Inc. as of December 31, 2008, and 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from Inception (September 8, 2006) through December 31, 2008. Exclusive Apparel, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exclusive Apparel, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from Inception (September 8, 2006) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP Rochester, New York November 13, 2009

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS	December 31, 2008 (Restated)	December 31, 2007 (Restated)

Current assets:
Cash	$75	$4,611
Total current assets	75	4,611

	$75	$4,611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$61	$-
Advance from shareholder	16,950	-
Total current liabilities	17,011	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(209,436)	(187,889)
Total stockholders' equity (deficit)	(16,936)	4,611

	$75	$4,611

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			September 8, 2006
			(date of inception)
	For the year ended	For the year ended	through
	December 31, 2008 (Restated)	December 31, 2007 (Restated)	December 31, 2008 (Restated)

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	21,547	163,401	209,436
Total operating expenses	21,547	163,401	209,436

(Loss) from operations	(21,547)	(163,401)	(209,436)

Other income (expenses):
Interest (expense)	-	-	-
Other (expense)	-	-	-
Total other income (expenses)	-	-	-

(Loss) before provision for income taxes	(21,547)	(163,401)	(209,436)
Provision for income taxes	-	-	-

Net (loss)	$(21,547)	$(163,401)	$(209,436)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	32,224,164	30,177,092

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Accumulated
						(Deficit)
					Additional	during	Total
	Preferred Stock		Common Stock		Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage (Restated)	Equity (Deficit) (Restated)
Balance at September 8, 2006
(Date of Inception)	-	-	-	-	-	-	-

Common shares issued for service at $0.002 per share	-	-	2,000,000	2,000	2,000	-	4,000

Net (loss) for the period September 8, 2006 (inception) to December 31, 2006	-	-	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	-	-	2,000,000	2,000	2,000	(24,488)	(20,488)

Common shares issued for service at $0.002 per share	-	-	20,000,000	20,000	20,000	-	40,000

Common shares issued relating to private placement, at $0.01 per share, net of $1,500 of offering costs	-	-	15,000,000	15,000	133,500	-	148,500

Net (loss) for the year ended December 31, 2007	-	-	-	-	-	(163,401)	(163,401)

Balance, December 31, 2007	-	-	37,000,000	37,000	155,500	(187,889)	4,611

Net (loss) for the year ended December 31, 2008	-	-	-	-	-	(21,547)	(21,547)

Balance December 31, 2008	-	-	37,000,000	37,000	155,500	(209,436)	(16,936)

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

			September 8, 2006
			(date of inception)
	For the year ended	For the year ended	through
	December 31, 2008 (Restated)	December 31, 2007 (Restated)	December 31, 2008 (Restated)

Operating activities:
Net loss	$(21,547)	$(163,401)	$(209,436)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	40,000	44,000
Changes in operating assets and liabilities:
Increase in accounts payable	61	-	61
(Decrease) in accrued expenses	-	(2,800)	-
Net cash (used in) operating activities	(21,486)	(126,201)	(165,375)

Financing activities:
Advance to/ from shareholder	16,950	(18,033)	16,950
Proceeds from issuance of common stock	-	148,500	148,500
Net cash provided by financing activities	16,950	130,467	165,450

Net change in cash	(4,536)	4,266	75

Cash, beginning of period	4,611	345	-

Cash, end of period	$75	$4,611	$75

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$40,000	$44,000

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

Nature of business and organization
Exclusive Apparel, Inc., a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on September 8, 2006.  The Company is high end clothing and apparel business that is dedicated to produce stylish and unique ball type headwear for women. The goal of Exclusive Apparel, Inc. is to expand to belts, handbags, and other accessories. The Company's operation has been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

As of December 31, 2008 and 2007, there was no advertising cost incurred.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Net operating loss	$209,436
Income tax rate	34%
71,208
Less valuation allowance	(71,208)
$-

Through December 31, 2008, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2008, the Company had approximately $209,000 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2025.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2008 is as follows:

2008
U.S. federal statutory income tax rate	34.0%
State tax - net of federal benefit	0.0%
34.0%
Increase in valuation allowance	(34.0%)
Effective tax rate	0.0%

Note 1.  Nature of Business and Summary of Significant Accounting Policies –continued

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

During the year ended December 31, 2008, the Company paid officer’s compensation of $2,500 to its president/ shareholder for services provided.

During the year ended December 31, 2008, advance from shareholders was approximately $16,950.

Note 6. Newly issued pronouncements

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt this standard beginning July 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard beginning January 1, 2010. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard beginning January 1, 2010.  It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, "Subsequent Events" (“SFAS 165”).  SFAS 165 establishes principles and requirements for subsequent events.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  As such, the Company is required to adopt this standard beginning April 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

Note 6. Newly issued pronouncements-continued

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

Note 8 - Restatement

The Company has restated its previously issued December 31, 2008, financial statements for matters related to the following previously reported item: the Company had revised the general and administrative expenses for the years ended December 31, 2008 and 2007 and for the period from Inception (September 8, 2006) through December 31, 2008 to reflect the inventory account balance that was written off on December 31, 2007, which consequently resulted in $15,771 decrease, $39,936 and $24,165 increase in net loss for the years ended December 31, 2008 and 2007 and for the period from Inception (September 8, 2006) through December 31, 2008, respectively. Cash at December 31, 2008 was corrected to reflect the use of petty cash that was no longer being replenished. This adjustment decreased cash, increased general and administrative expenses and increased the net loss by $500.  The financial statements for the years ended December 31, 2008 and 2007 have been restated to reflect the corrections in accordance with FASB ASC 250(Prior authoritative literature: SFAS No. 154, "Accounting Change and Error Correction”).

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 7, 2009 the Board of Directors of Exclusive Apparel dismissed Moore & Associates, Chartered, Certified Public Accountants, and engaged the services of Seale and Beers, CPA as its independent auditor.  On September 22, 2009 the Board of Directors of Exclusive Apparel dismissed Seale and Beers, CPA as its independent auditor, and engaged the services of Rotenberg & Co., LLP as its independent auditor.  On October 1, 2009 Rotenberg and Company LLP merged with another CPA firm, EFP Group, to form a new firm.  All of the partners and employees of Rotenberg and Company LLP and EFP Group joined the new firm, EFP Rotenberg LLP.  EFP Rotenberg LLP succeeds Rotenberg and Company LLP as the independent registered public accounting firm for Exclusive Apparel, Inc. At no time have there been any disagreements with any accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm. The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates, Chartered and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. A copy of the PCAOB Release can be accessed at the PCAOB website at http:www.pcaobus.org.

As a result of the above action, we may not include the audit reports or consents of Moore & Associates, Chartered in any filings. Therefore, we engaged our current auditor to conduct at audit since inception through December 31, 2008.

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

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of November 20, 2009, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Georgette Mathers	56	President/Secretary/Director

Sharon M. Lynch served as the President, Secretary, and Director of Exclusive Apparel, Inc. through June 2009 and was still the President, Secretary and Director of the Company up to December 31, 2008.

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

Effective June 11, 2009, the board of directors appointed Georgette Mathers to fill a vacancy on the board of directors.

In addition, Sharon M. Lynch, the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director resigned from the board of directors and resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.  Georgette Mathers was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary.  Ms. Lynch’s resignation as both an officer and director was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Georgette Mathers, 56 years of age, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director.

Ms. Mathers is a corporate paralegal and has worked in the legal profession for over 20 years.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which Ms. Mathers is a party in connection with this appointment as a director and an officer of this Company.

No transactions occurred in the last two years to which the Company was a party in which Ms. Mathers had or is to have a direct or indirect material interest.

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

During the year ended December 31, 2007, the Company purchased $42,000 of inventories which was subsequently written off from LVNV Apparel, LLC, a company related by common ownership.

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

During the year ended December 31, 2008, advance from shareholders was approximately $16,950.

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

For the Company’s reaudit of fiscal year ended December 31, 2008, we were billed $4,500 for professional services rendered for the reaudit and review of our financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2008, we were billed approximately $0.00 for 2008, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXCLUSIVE APPAREL, INC.

Date: November 23, 2009	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	November 23, 2009
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	November 23, 2009
Georgette Mathers	(Principal Financial and Accounting Officer)