Form 10-Q
period 2009-09-30
Exclusive Apparel, Inc.
filed 2009-11-23
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(951) 902-2022
(Issuer’s telephone number)

6555 W. Gary Avenue, Las Vegas, Nevada 89139
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 23, 2009:  37,000,000 shares of common stock.

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

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

EXCLUSIVE APPAREL, INC.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
ASSETS	September 30, 2009	December 31, 2008

Current assets:
Cash	$-	$75
Total current assets	-	75

Total assets	$-	$75

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$193	$61
Bank overdraft	72	-
Advance from shareholder	33,121	16,950
Total current liabilities	33,386	17,011

Stockholders' equity (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 and 37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(225,886)	(209,436)
Total stockholders' equity (deficit)	(33,386)	(16,936)

	$-	$75

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited, restated)	September 8, 2006
	For the three	For the three	For the nine	For the nine	(date of inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	4,947	4,123	16,450	17,161	225,886
Total operating expenses	4,947	4,123	16,450	17,161	225,886

(Loss) from operations	(4,947)	(4,123)	(16,450)	(17,161)	(225,886)

Other income (expenses):
Interest (expense)	-	-	-	-	-
Other (expense)	-	-	-	-	-
Total other income (expenses)	-	-	-	-	-

(Loss) before provision for income taxes	(4,947)	(4,123)	(16,450)	(17,161)	(225,886)
Provision for income taxes	-	-	-	-	-

Net (loss)	$(4,947)	$(4,123)	$(16,450)	$(17,161)	$(225,886)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	37,000,000	37,000,000	37,000,000	31,841,662

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

			(Unaudited)
	(Unaudited)	(Unaudited, restated)	September 8, 2006
	For the nine	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2009	September 30, 2008	September 30, 2009

Operating activities:
Net loss	$(16,450)	$(17,161)	$(225,886)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes in operating assets and liabilities:
Increase in accounts payable	132	60	193
Increase in accrued expenses	-	-	-
Net cash (used in) operating activities	(16,318)	(17,101)	(181,693)

Financing activities:
Bank overdraft	72	-	72
Advance to/ from shareholder	16,171	12,925	33,121
Proceeds from issuance of common stock	-	-	148,500
Net cash provided by financing activities	16,243	12,925	181,693

Net change in cash	(75)	(4,176)	-

Cash, beginning of period	75	4,611	-

Cash, end of period	$-	$435	$-

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 1 - CONDENSED FINANCIAL STATEMENT

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2009, advance from shareholders was approximately $33,000.

NOTE 4 - RESTATEMENT

The Company has restated its previously issued September 30, 2008, financial statements for matters related to the following previously reported item: the Company had revised the general and administrative expense for the nine months ended September 30, 2008 to reflect the inventory account balance that was written off on December 31, 2007, which consequently resulted in $291 decrease in net loss for the nine months ended.  The inventory write-off has no effect on the three-month operation results for the quarter ended September 30, 2008.  The financial statements for the period ended September 30, 2008 have been restated to reflect the corrections in accordance with FASB ASC 250(Prior authoritative literature: SFAS No. 154, "Accounting Change and Error Correction”).

NOTE 5 – RECENT PRONOUNCEMENTS

Management does not believe any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect  on the accompanying financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 20, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through September 30, 2009. For the quarter ended September 30, 2009, the registrant recognized a net loss of $4,947. Expenses for the period were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative expenses pending full implementation of the Company’s business model.

Critical Accounting Policies

Exclusive Apparel’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements at December 31, 2008.  While all these significant accounting policies impact its financial condition and results of operations, Exclusive Apparel’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of September 30, 2009 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Incorporated by reference to Form 8-K filed August 13, 2009 regarding items 4.01 and 9.01

Incorporated by reference to 8-K/A filed September 2, 2009 regarding items 4.01 and 9.01

Incorporated by reference to 8-K filed September 23, 2009 regarding items 4.01 and 9.01

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