Form 10-K
period 2009-12-31
Exclusive Apparel, Inc.
filed 2010-03-26
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes  [X]     No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  [X]     No  [   ]

Revenues for year ended December 31, 2009:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 18, 2010 was:  $-0-

Number of shares of our common stock outstanding as of March 18, 2010 is: 37,000,000

The Company has retained the services of Pacific Stock Transfer Company to facilitate the processing of the stock certificates.  Pacific Stock Transfer Company is a registrar and transfer agency located at 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 having a telephone number of (702) 361-3033

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 18, 2010:  37,000,000 shares of common stock.

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

Since our inception on September 8, 2006 to December 31, 2009, the Company did not generate any significant revenues and has incurred a cumulative net loss of $232,332.  The Company has been unable to raise the necessary capital in order to implement its business and it is necessary for the Company to review other business models and opportunities in order to continue as a going concern.  There can be no assurance that we will be able to raise any capital or find a business opportunity that will allow the Company to become operational.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Exclusive Apparel, Inc., Inc. currently has one officer and one director. This individual allocates time and personal resources to Exclusive Apparel, Inc. on a part-time basis.

As of the date of this report, Exclusive Apparel, Inc. has 37,000,000 shares of $0.001 par value common stock issued and outstanding.

Exclusive Apparel, Inc., Inc.’s fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Georgette Mathers, our President, Secretary and Treasurer has agreed to allocate a portion of her time to our activities without compensation.

ITEM 2.  DESCRIPTION OF PROPERTY

Exclusive Apparel, Inc. uses an administrative office located at 8860 Greenlawn Street, Riverside, California 92508. The office space is free of charge and no lease exists. There are currently no proposed programs for the renovation, improvement or development of the facilities currently use.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2009, there were twenty-nine (29) shareholders of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

On February 27, 2007 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 15,000,000 shares of our $.001 common stock in order to raise $150,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.  To date we have raised the $147,000.00 and our application to the NASD on Form 211 was approved.  The Company now trades on the OTC:BB under the symbol EXLA.

Results of Operation

We did not have any operating income from inception (September 8, 2006) through December 31, 2009.  For the year ended December 31, 2009, we recognized a net loss of $22,896.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2009, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

ITEM 8.  FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

EXCLUSIVE APPAREL, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

Exclusive Apparel, Inc.
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Exclusive Apparel, Inc.

We have audited the accompanying balance sheets of Exclusive Apparel, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from Inception (September 8, 2006) through December 31, 2009. Exclusive Apparel, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exclusive Apparel, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from Inception (September 8, 2006) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operation losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 26, 2010

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS	December 31, 2009	December 31, 2008

Current assets:
Cash	$-	$75
Total current assets	-	75

Total assets	$-	$75

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$-	$61
Advance from shareholder	39,832	16,950
Total current liabilities	39,832	17,011

Stockholders' equity (deficit):
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 shares issued and outstanding as of December 31, 2009 and 2008	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(232,332)	(209,436)
Total stockholders' equity (deficit)	(39,832)	(16,936)

	$-	$75

The accompanying notes are an integral part of these financial statements

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			September 8, 2006
			(date of inception)
	For the year ended	For the year ended	through
	December 31, 2009	December 31, 2008	December 31, 2009

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	23,029	21,547	232,465
Total operating expenses	23,029	21,547	232,465

(Loss) from operations	(23,029)	(21,547)	(232,465)

Other income (expenses):
Interest (expense)	-	-	-
Other income	133	-	133
Total other income (expenses)	133	-	133

(Loss) before provision for income taxes	(22,896)	(21,547)	(232,332)
Provision for income taxes	-	-	-

Net (loss)	$(22,896)	$(21,547)	$(232,332)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	37,000,000	32,233,543

The accompanying notes are an integral part of these financial statements

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

								Accumulated
								(Deficit)
							Additional	during	Total
	Preferred Stock		Common Stock				Paid-in	development	Stockholders'
	Shares	Amount	Shares		Amount		Capital	stage	Equity (Deficit)
			$		$		$	$	$
Balance at September 8, 2006 (Date of Inception)	-	-		-		-	-	-	-

Common shares issued for service at $0.002 per share	-			2,000,000		2,000	2,000	-	4,000

Net (loss) for the period September 8, 2006 (inception) to December 31, 2006	-	-		-		-	-	(24,488)	(24,488)

Balance, December 31, 2006	-	-		2,000,000		2,000	2,000	(24,488)	(20,488)

Common shares issued for service at $0.002 per share	-	-		20,000,000		20,000	20,000	-	40,000

Common shares issued relating to private placement, at $0.01 per share, net of $1,500 of offering costs	-	-		15,000,000		15,000	133,500	-	148,500

Net (loss) for the year ended December 31, 2007	-	-		-		-	-	(163,401)	(163,401)

Balance, December 31, 2007	-	-		37,000,000		37,000	155,500	(187,889)	4,611

Net (loss) for the year ended December 31, 2008	-	-		-		-	-	(21,547)	(21,547)

Balance, December 31, 2008	-	-		37,000,000		37,000	155,500	(209,436)	(16,936)

Net (loss) for the year ended December 31, 2009	-	-		-		-	-	(22,896)	(22,896)

Balance, December 31, 2009	-	$-		37,000,000		$37,000	$155,500	$(232,332)	$(39,832)

The accompanying notes are an integral part of these financial statements

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			September 8, 2006
			(date of inception)
	For the year ended	For the year ended	through
	December 31, 2009	December 31, 2008	December 31, 2009

Operating activities:
Net (loss)	$(22,896)	$(21,547)	$(232,332)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(61)	61	-
Net cash (used in) operating activities	(22,957)	(21,486)	(188,332)

Financing activities:
Advance to/ from shareholder	22,882	16,950	39,832
Proceeds from issuance of common stock	-	-	148,500
Net cash provided by financing activities	22,882	16,950	188,332

Net change in cash	(75)	(4,536)	-

Cash, beginning of period	75	4,611	-

Cash, end of period	$-	$75	$-

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  The financial statements and notes are representations of management.  These accounting policies conform to accounting principles generally accepted

Nature of business and organization
Exclusive Apparel, Inc., a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on September 8, 2006.  The Company is high end clothing and apparel business that is dedicated to producing stylish and unique ball type headwear for women. The goal of the Company is to expand to belts, handbags, and other accessories. The Company's operation has been limited to general administrative operations and is considered a development stage company as defined by FASB ASC Topic 915 (formerly SFAS No. 7.)

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred recurring losses through December 31, 2009 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur; more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Cash and cash equivalents
Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three month or less.

Revenue recognition
The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies-continued

Advertising costs
Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations.

For the years ended of December 31, 2009 and 2008 and for the period from inception to December 31, 2009, there was no advertising cost incurred.

Fair value of financial instruments
The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash, accounts payable and advance from shareholder approximate their fair value because of their short maturities.

Net loss per common share
The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share” (formerly SFAS No. 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

Comprehensive income
The Company accounts for comprehensive income (loss) in accordance with FASB ASC Topic 220 "Reporting Comprehensive income" (formerly SFAS No. 130) which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended December 31, 2009 and 2008 and for the period from inception to December 31, 2009.

Income taxes
The Company accounts for its income taxes in accordance with FASB ASC Topic 740 (formerly SFAS no. 109), which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
Net operating loss	$232,332
Income tax rate	34%
78,993
Less valuation allowance	(78,993)
$-

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Through December 31, 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2009, the Company had approximately $232,000 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized will begin to expire in 2025.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2009 is as follows:

2009

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

Note 3. Property and equipment

As of December 31, 2009 the Company does not own any property or equipment.

Note 4. Stockholders’ equity (deficit)

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2009 and 2008, the Company had 37,000,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

Note 5.  Related party transactions

During the year ended December 31, 2009 and 2008, advance from shareholders was approximately $40,000 and $17,000, respectively.

During the year ended December 31, 2009 and 2008, the Company paid consulting fee of $0 and $650, respectively, to an individual related to a former stockholder of the Company.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 5.  Related party transactions-continued

During the year ended December 31, 2009 and 2008, the Company paid officer’s compensation of $0 and $2,500 to its former president/ shareholder for services provided.

Note 6. Newly issued pronouncements

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of FASB ASC 855 had no impact on the Company’s financial condition, results of operations, or cash flows.

Note 7. Litigation

As of December 31, 2009, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Note 8. Ownership Change

On June 11, 2009, Sharon Lynch, our prior President, resigned as an officer and director of the Company.  Prior to Ms. Lynch’s resignation, she appointed Georgette Mathers as our President, Secretary and Director.  Ms. Lynch transferred all 22,000,000 shares of common stock to Ms. Mathers when she resigned.

Note 9.  Subsequent Events

There have been no material subsequent events.  Subsequent events were evaluated through March 26, 2010, the date these financial statements were issued.

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

ITEM 9A(T)  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issurer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s President, Secretary and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2009, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors.

Name	Age	Positions and Offices Held
Georgette Mathers	56	President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Georgette Mathers, 56 years of age, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director.

Ms. Mathers is a corporate paralegal and has worked in the legal profession for over 20 years.  Ms. Mathers was appointed to the Board of Directors of the Company on June 11, 2009 and is now the President, Secretary, and Treasurer of the Company.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

Since Exclusive Apparel, Inc., Inc.’s incorporation on September 8, 2006, Exclusive Apparel, Inc. has not paid any compensation to any officer, director, or employee.  Exclusive Apparel, Inc. does not have any employment agreements.  The Board of Directors will determine future compensation and, as approved, employment agreements.

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

The address for Ms. Lynch is 2620 Regatta Drive, Suite 102, Las Vegas, Nevada 89128.

On June 11, 2009, Sharon Lynch, our prior President, resigned as an officer and director of the Company.  Prior to Ms. Lynch’s resignation, she appointed Georgette Mathers as our President, Secretary and Director.  Ms. Lynch transferred all 22,000,000 shares of common stock to Ms. Mathers when she resigned.

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

During the years ended December 31, 2009 and 2008 the Company paid consulting fee of $0 and $650, respectively, to an individual related to a stockholder of the Company.

During the year ended December 31, 2008, the Company paid officer’s compensation of $2,000 to its president/ shareholder for services provided.

During the years ended December 31, 2009 and 2008, advance from shareholders were approximately $39,800 and $16,950, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2009, we were billed $7,500 for professional services rendered for the audit and review of our financial statements.

For the Company’s reaudit of fiscal year ended December 31, 2008, we were billed $4,500 for professional services rendered for the reaudit and review of our financial statements.

Tax Fees

For the Company's fiscal years ended December 31, 2009 and 2008, we were billed approximately $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXCLUSIVE APPAREL, INC.

Date: March 26, 2010	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	March 26, 2010
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	March 26, 2010
Georgette Mathers	(Principal Financial and Accounting Officer)