Form 10-Q
period 2010-03-31
Exclusive Apparel, Inc.
filed 2010-05-10
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2010 there were 37,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  The financial statements are presented on the accrual basis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

EXCLUSIVE APPAREL, INC.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
ASSETS	March 31, 2010	December 31, 2009

Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$4,500	$-
Advance from shareholder	42,083	39,832
Total current liabilities	46,583	39,832

Stockholders' equity (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 and 37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(239,083)	(232,332)
Total stockholders' equity (deficit)	(46,583)	(39,832)

	$-	$-

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			(Unaudited)
	(Unaudited)	(Unaudited)	September 8, 2006
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	6,751	8,228	239,216
Total operating expenses	6,751	8,228	239,216

(Loss) from operations	(6,751)	(8,228)	(239,216)

Other income (expenses):
Interest (expense)	-	-	-
Other income	-	-	133
Total other income (expenses)	-	-	133

(Loss) before provision for income taxes	(6,751)	(8,228)	(239,083)
Provision for income taxes	-	-	-

Net (loss)	$(6,751)	$(8,228)	$(239,083)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	37,000,000	32,563,274

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

			(Unaudited)
	(Unaudited)	(Unaudited)	September 8, 2006
	For the three	For the three	(date of inception)
	months ended	months ended	through
	March 31, 2010	March 31, 2009	March 31, 2010

Operating activities:
Net loss	$(6,751)	$(8,228)	$(239,083)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	-	-	-
Increase in accrued expenses	4,500	3,500	4,500
Net cash (used in) operating activities	(2,251)	(4,728)	(190,583)

Financing activities:
Advance to/ from shareholder	2,251	4,695	42,083
Proceeds from issuance of common stock	-	-	148,500
Net cash provided by financing activities	2,251	4,695	190,583

Net change in cash	-	(33)	-

Cash, beginning of period	-	75	-

Cash, end of period	$-	$42	$-

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $239,083 through March 31, 2010 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3.  Related party transactions

During the three months ended March 31, 2010 and 2009, a shareholder advanced $2,251 and $4,695, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of March 31, 2010 and December 31, 2009, the balance of these amounts was $42,083 and $39,832, respectively.

Note 4. Subsequent events

The Company has evaluated subsequent events and no such events have occurred.

Note 5. Recently Issued Accounting Pronouncements

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date the financial statements are available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through March 31, 2010.  For the quarter ended March 31, 2010, the Company recognized a net loss of $6,751. Expenses for the period were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At March 31, 2010 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

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

Our significant accounting policies are summarized in Note 1 of our financial statements at December 31, 2009.  While all these significant accounting policies impact its financial condition and results of operations, Exclusive Apparel’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T. Controls and Procedures

Evaluation of Controls and Procedures.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of March 31, 2010 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

We have concluded that our disclosure controls and procedures were deficient.  We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both office and director.  While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.  We have determined that this control deficiency constitutes a material weakness.  Until remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

N/A

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

Incorporated by reference Form 8-K filed August 13, 2009 regarding items 4.01 and 9.01

Incorporated by reference Form 8-K/A filed September 2, 2009 regarding items 4.01 and 9.01

Incorporated by reference Form 8-K filed September 23, 2009 regarding items 4.01 and 9.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXCLUSIVE APPAREL, INC.

Date: May 10, 2010	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	May 10, 2010
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	May 10, 2010
Georgette Mathers	(Principal Financial and Accounting Officer)