Form 10-Q
period 2010-09-30
Exclusive Apparel, Inc.
filed 2010-11-02
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53675

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

As of October 27, 2010 there were 37,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  The financial statements are presented on the accrual basis.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EXCLUSIVE APPAREL, INC.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
ASSETS	September 30, 2010	December 31, 2009

Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$14,402	$-
Advance from shareholder	50,798	39,832
Total current liabilities	65,200	39,832

Stockholders' equity (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 and 37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(257,700)	(232,332)
Total stockholders' equity (deficit)	(65,200)	(39,832)

	$-	$-

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

					(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	September 8, 2006
	For the three	For the three	For the nine	For the nine	(date of inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	15,572	4,947	25,368	16,450	257,833
Total operating expenses	15,572	4,947	25,368	16,450	257,833

(Loss) from operations	(15,572)	(4,947)	(25,368)	(16,450)	(257,833)

Other income (expenses):
Interest (expense)	-	-	-	-	-
Other income	-	-	-	-	133
Total other income (expenses)	-	-	-	-	133

(Loss) before provision for income taxes	(15,572)	(4,947)	(25,368)	(16,450)	(257,700)
Provision for income taxes	-	-	-	-	-

Net (loss)	$(15,572)	$(4,947)	$(25,368)	$(16,450)	$(257,700)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	37,000,000	37,000,000	37,000,000	37,000,000	33,110,391

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			(Unaudited)
	(Unaudited)	(Unaudited)	September 8, 2006
	For the nine	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2010	September 30, 2009	September 30, 2010

Operating activities:
Net loss	$(25,368)	$(16,450)	$(257,700)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	14,402	132	14,402
Increase in accrued expenses	-	-	-
Net cash (used in) operating activities	(10,966)	(16,318)	(199,298)

Financing activities:
Bank overdraft	-	72	-
Advance to/ from shareholder	10,966	16,171	50,798
Proceeds from issuance of common stock	-	-	148,500
Net cash provided by financing activities	10,966	16,243	199,298

Net change in cash	-	(75)	-

Cash, beginning of period	-	75	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $257,700 through September 30, 2010 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3.  Related party transactions

During the nine months ended September 30, 2010 and 2009, a shareholder advanced $10,996 and $16,171, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of September 30, 2010 and December 31, 2009, the balance of these amounts was $50,798 and $39,832, respectively.

Note 4.  Newly issued pronouncements

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

Overview

On February 27, 2007 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 15,000,000 shares of our $.001 common stock in order to raise $150,000 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.  To date we have raised $148,500 net of $1,500 for costs and we completed, and submitted our Form 211 to the NASD.

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through September 30, 2010.  For the nine months ended September 30, 2010, the Company recognized a net loss of $25,368.  Expenses for the period were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2010 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of September 30, 2010 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were ineffective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXCLUSIVE APPAREL, INC.

Date: November 2, 2010	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	November 2, 2010
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	November 2, 2010
Georgette Mathers	(Principal Financial and Accounting Officer)