Form 10-K
period 2010-12-31
Exclusive Apparel, Inc.
filed 2011-02-09
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File No. 000-53675

EXCLUSIVE APPAREL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5567127
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

11759 Crystal Avenue, Chino, CA 91710
(Address of Principal Executive Offices)

(909) 465-1030
(Issuer’s telephone number)

__________
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

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [X]  No  [   ]

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 25, 2011 was:  $-0-

Number of shares of our common stock outstanding as of January 25, 2011 is: 37,000,000

The Company has retained the services of Worldwide Stock Transfer Company to facilitate the processing of the stock certificates. Worldwide Stock Transfer Company is a registrar and transfer agency located at 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 having a telephone number of (702) 361-3033

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 25, 2011:  37,000,000 shares of common stock.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Exclusive Apparel, Inc., Inc. (“Company”) was incorporated in the State of Nevada on September 8, 2006. Exclusive Apparel, Inc., Inc. is a developmental stage company with a principal business objective of offering premium baseball cap type headwear for women with exquisite taste and extravagant appetites as exclusive accessories to differentiate themselves.  Exclusive Apparel, Inc is committed to producing exclusive baseball-type caps that are stylish and unique that caters to a more progressive clientele.  The Company will focus on baseball hat type headwear before it expands to belts, handbags and other similar accessories.

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

Phase II of the marketing effort will commence once we have gained recognition among celebrities and the more affluent fashionable consumer.  The phase II plan will consist of exploiting the appropriate distribution channels using independent representatives who are experienced in accessory sales to high-end boutiques and upscale department stores. These independent representatives work as middlemen between Exclusive Apparel and the retailer.  They are aggressive in that they will go directly to the retailers, work applicable trade shows, send samples and CAD sheets, and work directly with other accessory representatives to penetrate their desired retail accounts.  Independent Representatives are paid a commission that is typically 15% plus expenses.  Sales representatives will have a set monthly budget for samples and supplies provided by Exclusive Apparel, Inc.

2.
Tailoring our website: Exclusive Apparel, Inc. has secured a web site domain located at www\\exclusiveapparel.biz.  The site is currently under construction and upon securing additional funding, the Company has plans to enhance the web site.

Since our inception on September 8, 2006 to December 31, 2010, the Company did not generate any revenues and has incurred a cumulative net loss of $261,815.  The Company has been unable to raise the necessary capital in order to implement its business and it is necessary for the Company to review other business models and opportunities in order to continue as a going concern.  There can be no assurance that we will be able to raise any capital or find a business opportunity that will allow the Company to become operational.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this Form 10-K.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Exclusive Apparel, Inc. uses an administrative office located at 11759 Crystal Ave., Chino, CA 91710. The office space is free of charge and no lease exists. There are currently no proposed programs for the renovation, improvement or development of the facilities currently use.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2010, there were twenty-nine (29) shareholders of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

On February 27, 2007 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 15,000,000 shares of our $.001 common stock in order to raise $150,000 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.  To date we have raised $147,000 and our application to the NASD on Form 211 was approved.  The Company now trades on the OTC:BB under the symbol EXLA.

Results of Operation

We did not have any operating income from inception (September 8, 2006) through December 31, 2010.  For the year ended December 31, 2010, we recognized a net loss of $29,483, representing the Company’s accrual of general and administrative expenses incurred during the year.  Expenses for the year were comprised of costs mainly associated with legal, accounting, and office supplies.

Liquidity and Capital Resources

At December 31, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

ITEM 8.  FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

EXCLUSIVE APPAREL, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

Exclusive Apparel, Inc.
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Exclusive Apparel, Inc.

We have audited the accompanying balance sheets of Exclusive Apparel, Inc. as of December 31, 2010 and 2009, and the related statements of  operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception date (September 8, 2006) through December 31, 2010. Exclusive Apparel, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exclusive Apparel, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from date of inception (September 8, 2006) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
February 9, 2011

EXCLUSIVE APPAREL, INC. (A Development Stage Company) BALANCE SHEETS

ASSETS	December 31, 2010	December 31, 2009

Current assets:
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$11,750	$-
Advance from shareholder	57,565	39,832
Total current liabilities	69,315	39,832

Stockholders' equity (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 37,000,000 shares issued and outstanding	37,000	37,000
Additional paid in capital	155,500	155,500
Accumulated (deficit) during development stage	(261,815)	(232,332)
Total stockholders' equity (deficit)	(69,315)	(39,832)

	$-	$-

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS

			September 8, 2006
			(date of inception)
	For the year ended	For the year ended	through
	December 31, 2010	December 31, 2009	December 31, 2010

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	29,483	23,029	261,948
Total operating expenses	29,483	23,029	261,948

(Loss) from operations	(29,483)	(23,029)	(261,948)

Other income (expenses):
Interest (expense)	-	-	-
Other income	-	133	133
Total other income (expenses)	-	133	133

(Loss) before provision for income taxes	(29,483)	(22,896)	(261,815)
Provision for income taxes	-	-	-

Net (loss)	$(29,483)	$(22,896)	$(261,815)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	37,000,000	37,000,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC. (A Development Stage Company) STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
						Accumulated
						(Deficit)
					Additional	during	Total
	Preferred Stock		Common Stock		Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	stage	Equity (Deficit)
Balance at September 8, 2006 (Date of Inception)	-	$-	-	$-	$-	$-	$-

Common shares issued for service at $0.002 per share	-	-	2,000,000	2,000	2,000	-	4,000

Net (loss) for the period September 8, 2006 (inception) to December 31, 2006	-	-	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	-	-	2,000,000	2,000	2,000	(24,488)	(20,488)

Common shares issued for service at $0.002 per share	-	-	20,000,000	20,000	20,000	-	40,000

Common shares issued relating to private placement, at $0.01 per share, net of $1,500 of offering costs	-	-	15,000,000	15,000	133,500	-	148,500

Net (loss) for the year ended December 31, 2007	-	-	-	-	-	(163,401)	(163,401)

Balance, December 31, 2007	-	-	37,000,000	37,000	155,500	(187,889)	4,611

Net (loss) for the year ended December 31, 2008	-	-	-	-	-	(21,547)	(21,547)

Balance December 31, 2008	-	-	37,000,000	37,000	155,500	(209,436)	(16,936)

Net (loss) for the year ended December 31, 2009	-	-	-	-	-	(22,896)	(22,896)

Balance December 31, 2009	-	-	37,000,000	37,000	155,500	(232,332)	(39,832)

Net (loss) for the year ended December 31, 2010	-	-	-	-	-	(29,483)	(29,483)

Balance December 31, 2010	-	$-	37,000,000	$37,000	$155,500	$(261,815)	$(69,315)

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC. (A Development Stage Company) STATEMENTS OF CASH FLOW

			September 8, 2006
			(date of inception)
	For the year ended	For the year ended	through
	December 31, 2010	December 31, 2009	December 31, 2010

Operating activities:
Net loss	$(29,483)	$(22,896)	$(261,815)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	11,750	(61)	11,750
Net cash (used in) operating activities	(17,733)	(22,957)	(206,065)

Financing activities:
Advance to/ from shareholder	17,733	22,882	57,565
Proceeds from issuance of common stock	-	-	148,500
Net cash provided by financing activities	17,733	22,882	206,065

Net change in cash	-	(75)	-

Cash, beginning of period	-	75	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Issuance of Common Stock for Services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

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

Nature of business and organization
Exclusive Apparel, Inc., a Nevada corporation, (hereinafter referred to as the “Company”), was incorporated in the State of Nevada on September 8, 2006.  The Company is high end clothing and apparel business that is dedicated to produce stylish and unique baseball type headwear for women. The goal of the Company is to expand to belts, handbags, and other accessories. The Company's operation has been limited to general administrative operations and is considered a development stage company as defined by FASB ASC Topic 915-10.

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

Advertising costs
Advertising costs are generally expensed as incurred and are included in general and administrative expenses in the accompanying statement of operations.

As of December 31, 2010 and 2009, there was no advertising cost incurred.

Net loss per common share
The Company computes net loss per share in accordance with ASC Topic 260, “Earnings per Share”.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

Income taxes
The Company accounts for its income taxes in accordance with ASC Topic 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

Deferred tax assets:	2010	2009
Net operating loss	$261,815	$232,332
Income tax rate	34%	34%
	89,017	78,993
Less valuation allowance	(89,017)	(78,993)
	$-	$-

Through December 31, 2010, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2010, the Company had approximately $262,000 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized will begin to expire in 2025.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2010 and 2009 is as follows:

	2010	2009

U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $261,815 through December 31, 2010. The Company has not commenced its operations, rather, still in the development stages, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Property and equipment

As of December 31, 2010 and 2009 the Company does not own any property and/or equipment.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 4. Stockholders’ equity

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2010 and 2009 the Company had 37,000,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

Note 5. Related party transactions

During the years ended December 31, 2010 and 2009, a shareholder advanced $17,733 and $22,882, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of December 31, 2010 and 2009, the balance of these amounts was $57,565 and $39,832, respectively.

Note 6. Newly issued pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 7. Litigation

As of December 31, 2010 and 2009, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2010, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors.

Name	Age	Positions and Offices Held
Georgette Mathers	57	President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Georgette Mathers, 57 years of age, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director.

Ms. Mathers is a corporate paralegal and has worked in the legal profession for over 20 years.  Ms. Mathers was appointed to the Board of Directors of the Company on June 11, 2009 and is now the President, Secretary, Treasurer and Chief Financial Officer of the Company.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

Since Exclusive Apparel, Inc.’s incorporation on September 8, 2006, the Company has not paid any compensation to any officer, director, or employee.  Exclusive Apparel, Inc. does not have any employment agreements.  The Board of Directors will determine future compensation and, as approved, employment agreements.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of our employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 22,000,000 shares of our common stock to the following persons for services:

Name	Number of Total Shares	% of Shareholdings
Georgette Mathers	22,000,000	59%

The address for Ms. Mathers is 11759 Crystal Avenue, Chino, CA 91710.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2010 and 2009, a shareholder advanced $17,733 and $22,882, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of December 31, 2010 and 2009, the balance of these amounts was $57,565 and $39,832, respectively.

Exclusive Apparel, Inc.’s principal office space is free of charge at the present time.  Please refer to the section titled “Description of Property” herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2010 and 2009, we were billed $7,500 for professional services rendered from our Independent Registered Public Accountants for the audit and review of our financial statements.

Tax Fees

For the Company's fiscal years ended December 31, 2010 and 2009, we were billed approximately $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

PART IV

ITEM 15.  EXHIBITS; FINANCIAL STATEMENT SCHEDULE

Exhibit No.	Description
3.1	Articles of Incorporation of Exclusive Apparel, Inc., a Nevada corporation. Incorporated by reference to our current report on Form SB-2 filed with the SEC on January 30, 2007.
3.2	Bylaws of Exclusive Apparel, Inc., a Nevada corporation. Incorporated by reference to our current report on Form SB-2 filed with the SEC on January 30, 2007
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXCLUSIVE APPAREL, INC.

Date: February 9, 2011	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	February 9, 2011
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	February 9, 2011
Georgette Mathers	(Principal Financial and Accounting Officer)