Form 10-Q
period 2011-06-30
Exclusive Apparel, Inc.
filed 2011-08-04
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X        No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes X  No __

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 22, 2011 there were 37,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.  The financial statements are presented on the accrual basis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

EXCLUSIVE APPAREL, INC.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$8,750	$11,750
Advance from shareholder	71,811	57,565

Total Current Liabilities	80,561	69,315

Total Liabilities	80,561	69,315

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized
at par value of $0.001, zero shares
issued and outstanding	-	-
Common stock, 70,000,000 shares authorized
at par value of $0.001, 37,000,000 shares
issued and outstanding	37,000	37,000
Additional paid-in capital	155,500	155,500
Deficit accumulated during the development stage	(273,061)	(261,815)

Total Stockholders' Equity (Deficit)	(80,561)	(69,315)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					September 8,
	For the Three Months Ended		For the Six Months Ended		2006 through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	3,520	3,045	11,246	9,796	273,194

Total Operating Expenses	3,520	3,045	11,246	9,796	273,194

LOSS FROM OPERATIONS	(3,520)	(3,045)	(11,246)	(9,796)	(273,194)

OTHER INCOME (EXPENSES)

Other income	-	-	-	-	133

Total Other Income (Expenses)	-	-	-	-	133

LOSS BEFORE INCOME TAXES	(3,520)	(3,045)	(11,246)	(9,796)	(273,061)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,520)	$(3,045)	$(11,246)	$(9,796)	$(273,061)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	37,000,000	37,000,000	37,000,000	37,000,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at inception on
September 8, 2006	-	$-	$-	$-	$-

Common stock issued for services
at $0.002 per share	2,000,000	2,000	2,000	-	4,000

Net loss for the period ended
December 31, 2006	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	2,000,000	2,000	2,000	(24,488)	(20,488)

Common stock issued for services
at $0.002 per share	20,000,000	20,000	20,000	-	40,000

Common stock issued for cash
at $0.01	15,000,000	15,000	133,500	-	148,500

Net loss for the year ended
December 31, 2007	-	-	-	(163,401)	(163,401)

Balance December 31, 2007	37,000,000	37,000	155,500	(187,889)	4,611

Net loss for the year ended
December 31, 2008	-	-	-	(21,547)	(21,547)

Balance, December 31, 2008	37,000,000	37,000	155,500	(209,436)	(16,936)

Net loss for the year ended
December 31, 2009	-	-	-	(22,896)	(22,896)

Balance, December 31, 2009	37,000,000	37,000	155,500	(232,332)	(39,832)

Net loss for the year ended
December 31, 2010	-	-	-	(29,483)	(29,483)

Balance, December 31, 2010	37,000,000	37,000	155,500	(261,815)	(69,315)

Net loss for the six months ended
June 30, 2011 (unaudited)	-	-	-	(11,246)	(11,246)

Balance, June 30, 2011 (unaudited)	37,000,000	$37,000	$155,500	$(273,061)	$(80,561)

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			September 8,
	For the Six Months Ended		2006 through
	June 30,		June 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(11,246)	$(9,796)	$(273,061)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes to operating assets and liabilities:
Accounts payable	(3,000)	6,500	8,750

Net Cash Used in Operating Activities	(14,246)	(3,296)	(220,311)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Advances received from shareholder	14,246	3,296	71,811
Proceeds from issuance of common stock	-	-	148,500

Net Cash Provided by Financing Activities	14,246	3,296	220,311

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

EXCLUSIVE APPAREL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Exclusive Apparel, Inc. (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011 and 2010, a shareholder advanced $14,246 and $3,296, respectively, to the Company. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of June 30, 2011 and December 31, 2010, the balance of these amounts was $71,811 and $57,565, respectively.

NOTE 5 – EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the six months ended June 30, 2011.

NOTE 6 – SUBSEQUENT EVENTS

On July 22, 2011, the Company filed a Preliminary Information Statement that had been approved by the majority shareholder of the Company. The actions presented in the Preliminary Information Statement require the Company to amend its Articles of Incorporation to increase the number of authorized common and preferred shares and change the name of the Company from Exclusive Apparel, Inc. to Helmer Directional Drilling Corp.   The Company must wait for comments from the SEC before the Information Statement can be sent to shareholders of the Company.

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through June 30, 2011. For the three and six months ended June 30, 2011, the Company recognized a net loss of $3,520 and $11,246, respectively. Expenses for the period were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At June 30, 2011 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

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

Our significant accounting policies are summarized in Note 3 of our financial statements at June 30, 2011.  While all these significant accounting policies impact its financial condition and results of operations, Exclusive Apparel’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of June 30, 2011 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were ineffective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXCLUSIVE APPAREL, INC.

Date: August 4, 2011	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	August 4, 2011
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	August 4, 2011
Georgette Mathers	(Principal Financial and Accounting Officer)