Form 10-Q/A
period 2011-06-30
Exclusive Apparel, Inc.
filed 2011-08-05
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note:

The sole purpose of this Amended Form 10-Q is to include the XBRL exhibits not previously filed. There are no other material changes to the Form 10-Q for the period ended June 30, 2011, as filed on August 4, 2011.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1*           Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1*           Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.0**       The following materials from the Quarterly Report on Form 10-Q of Exclusive Apparel, Inc. for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to the Financial Statements.

* filed herewith
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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