Form 10-Q
period 2011-09-30
Helmer Directional Drilling Corp.
filed 2011-11-09
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53675

HELMER DIRECTIONAL DRILLING CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5567127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11759 Crystal Avenue, Chino, CA 91710

(Address of Principal Executive Offices)

(909) 465-1030

(Issuer’s telephone number)

EXCLUSIVE APPAREL, INC.

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

As of November 8, 2011 there were 49,333,345 shares of common stock outstanding and no shares of preferred stock outstanding.

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

HELMER DIRECTIONAL DRILLING CORP.

HELMER DIRECTIONAL DRILLING CORP

fka Exclusive Apparel, Inc.

(A Development Stage Company)

BALANCE SHEETS

September 30, 2011

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	937	-

Total Current Assets	937	-

TOTAL ASSETS	$937	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$8,250	$11,750
Advance from shareholder	78,666	57,565

Total Current Liabilities	86,916	69,315

Total Liabilities	86,916	69,315

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 25,000,000 shares authorized
at par value of $0.001, zero shares
issued and outstanding	-	-
Common stock, 300,000,000 shares authorized
at par value of $0.001, 49,333,334 shares
issued and outstanding	49,334	49,334
Additional paid-in capital	143,166	143,166
Deficit accumulated during the development stage	(278,479)	(261,815)

Total Stockholders' Equity (Deficit)	(85,979)	(69,315)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$937	$-

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

fka Exclusive Apparel, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

September 30, 2011

(Unaudited)

					From
					Inception on
					September 8,
	For the Three Months Ended		For the Nine Months Ended		2006 through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	5,418	15,572	16,664	25,368	278,612

Total Operating Expenses	5,418	15,572	16,664	25,368	278,612

LOSS FROM OPERATIONS	(5,418)	(15,572)	(16,664)	(25,368)	(278,612)

OTHER INCOME (EXPENSES)

Other income	-	-	-	-	133

Total Other Income (Expenses)	-	-	-	-	133

LOSS BEFORE INCOME TAXES	(5,418)	(15,572)	(16,664)	(25,368)	(278,479)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,418)	$(15,572)	$(16,664)	$(25,368)	$(278,479)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,333,334	49,333,334	49,333,334	49,333,334

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

fka Exclusive Apparel, Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at inception on
9/8/2006 (1)	-	$-	$-	$-	$-

Common stock issued for services
at $0.002 per share	2,666,667	2,667	1,333	-	4,000

Net loss for the period ended
December 31, 2006	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	2,666,667	2,667	1,333	(24,488)	(20,488)

Common stock issued for services
at $0.002 per share	26,666,667	26,667	13,333	-	40,000

Common stock issued for cash
at $0.01	20,000,000	20,000	128,500	-	148,500

Net loss for the year ended
December 31, 2007	-	-	-	(163,401)	(163,401)

Balance December 31, 2007	49,333,334	49,334	143,166	(187,889)	4,611

Net loss for the year ended
December 31, 2008	-	-	-	(21,547)	(21,547)

Balance, December 31, 2008	49,333,334	49,334	143,166	(209,436)	(16,936)

Net loss for the year ended
December 31, 2009	-	-	-	(22,896)	(22,896)

Balance, December 31, 2009	49,333,334	49,334	143,166	(232,332)	(39,832)

Net loss for the year ended
December 31, 2010	-	-	-	(29,483)	(29,483)

Balance, December 31, 2010	49,333,334	49,334	143,166	(261,815)	(69,315)

Net loss for the nine months ended
September 30, 2011 (unaudited)	-	-	-	(16,664)	(16,664)

Balance, September 30, 2011 (unaudited)	49,333,334	$49,334	$143,166	$(278,479)	$(85,979)

(1) Retroactively reflecting the 1.333333333 to 1 stock split on July 18, 2011

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

fka Exclusive Apparel, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			Inception on
			September 8,
	For the Nine Months Ended		2006 through
	September 30,		September 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(16,664)	$(25,368)	$(278,479)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes to operating assets and liabilities:
Prepaid Expenses	(937)	-	(937)
Accounts payable	(3,500)	14,402	8,250

Net Cash Used in Operating Activities	(21,101)	(10,966)	(227,166)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Advances received from shareholder	21,101	10,966	78,666
Proceeds from issuance of common stock	-	-	148,500

Net Cash Provided by Financing Activities	21,101	10,966	227,166

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

FKA EXCLUSIVE APPAREL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Effective July 18, 2011, the holder of 22,000,000 shares, or approximately 59% of Helmer Directional Drilling Corp. (the “Company”) then outstanding voting securities, executed a written consent in accordance with Section 78.320 of the NRS, approving the amendment to the Articles of Incorporation to change the Company’s name to Helmer Directional Drilling Corp. and increase the common shares authorized to 300,000,000 and increase the preferred shares authorized to 25,000,000. The Company’s name was changed in anticipation of entering the directional well drilling industry.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011 and 2010, a shareholder advanced $21,101 and $10,966 respectively, to the Company. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of September 30, 2011 and December 31, 2010, the balance of these amounts was $78,666 and $57,565, respectively.

NOTE 5 - EQUITY ACTIVITY

Simultaneously with the filing of the Certificate of Amendment, each share of the Company’s common stock outstanding was automatically split into 1.333333333 shares of common stock. The financial statements reflect the forward stock split on a retro-active basis.

The Company did not issue any common or preferred stock during the nine months ended September 30, 2011.

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through September 30, 2011.  For the three months and nine months ended September 30, 2011, the Company recognized a net loss of $5,418 and $16,664.  Expenses for the period were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2011 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

Critical Accounting Policies

Helmer Directional Drilling Corp.’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our financial statements at September 30, 2011.  While all these significant accounting policies impact its financial condition and results of operations, Helmer Directional Drilling Corp.’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of September 30, 2011 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

N/A

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and reserved.

None

Item 5. Other Information.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

31 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

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

HELMER DIRECTIONAL DRILLING CORP.

Date: November 8, 2011	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	November 8, 2011
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	November 8, 2011
Georgette Mathers	(Principal Financial and Accounting Officer)