Form 10-K
period 2011-12-31
Helmer Directional Drilling Corp.
filed 2012-02-27
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No. 000-53675

HELMER DIRECTIONAL DRILLING CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5567127
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

11759 Crystal Avenue, Chino, CA 91710

(Address of Principal Executive Offices)

(951) 500-8583

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]  No [  ]

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 9, 2012 was:  $-0-

Number of shares of our common stock outstanding as of February 9, 2012 is: 49,333,334

The Company has retained the services of Worldwide Stock Transfer Company to facilitate the processing of the stock certificates.  Worldwide Stock Transfer Company is a registrar and transfer agency located at 433 Hackensack Ave., Level L, Hackensack, NJ 07601, 201-820-2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 24, 2012:  49,333,334 shares of common stock.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Helmer Directional Drilling Corp. (“Company”) was incorporated in the State of Nevada on September 8, 2006. Helmer Directional Drilling Corp. is a developmental stage company that had a principal business objective of offering premium baseball cap type headwear for women with exquisite taste and extravagant appetites as exclusive accessories to differentiate themselves.  However, due to lack of capital, the Company has not been able to commence any business.

In late 2011, the Company considered entering into the directional well drilling industry and changed its name from Exclusive Apparel, Inc. to Helmer Directional Drilling Corp.  However, the Company was unable to attract the necessary capital and management to begin any operations.

Since our inception on September 8, 2006 to December 31, 2011, the Company did not generate any revenues and has incurred a cumulative net loss of $283,491.  The Company has been unable to raise the necessary capital in order to implement its business and it is necessary for the Company to review other business models and opportunities in order to continue as a going concern.  There can be no assurance that we will be able to raise any capital or find a business opportunity that will allow the Company to become operational.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this Form 10-K.

Helmer Directional Drilling Corp.  currently has one officer and one director. This individual allocates time and personal resources to Helmer Directional Drilling Corp. on a part-time basis.

As of the date of this report, Helmer Directional Drilling Corp. has 49,333,345 shares of $0.001 par value common stock issued and outstanding.

Helmer Directional Drilling Corp’s fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Georgette M. Wansor, our President, Secretary and Treasurer has agreed to allocate a portion of her time to our activities without compensation.

ITEM 2.  DESCRIPTION OF PROPERTY

Helmer Directional Drilling Corp.  uses an administrative office located at 11759 Crystal Ave., Chino, CA 91710. The office space is free of charge and no lease exists. There are currently no proposed programs for the renovation, improvement or development of the facilities currently use.

Helmer Directional Drilling Corp.  management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. Helmer Directional Drilling Corp. does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2011, there were twenty-nine (29) shareholders of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

On February 27, 2007 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 15,000,000 shares of our $.001 common stock in order to raise $150,000 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.  We have raised $147,000 and our application to the NASD on Form 211 was approved.  The Company now trades on the OTCBB under the symbol EXLA.

Results of Operation

We did not have any operating income from inception (September 8, 2006) through December 31, 2011.  For the year ended December 31, 2011, we recognized a net loss of $21,676, representing the Company’s accrual of general and administrative expenses incurred during the year.  Expenses for the year were comprised of costs mainly associated with legal, accounting, and office supplies.

Liquidity and Capital Resources

At December 31, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.

ITEM 8.  FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

HELMER DIRECTIONAL DRILLING CORP.

(Formerly EXCLUSIVE APPAREL, INC.)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Helmer Directional Drilling Corp

We have audited the accompanying balance sheets of Helmer Directional Drilling Corp., formerly known as Exclusive Apparel Inc., as of December 31, 2011 and December 31, 2010, and the related statements of  operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (September 8, 2006) through December 31, 2011. Helmer Directional Drilling Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helmer Directional Drilling Corp. as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (September 8, 2006) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

February 27, 2012

HELMER DIRECTIONAL DRILLING CORP.

(Formerly EXCLUSIVE APPAREL, INC.)

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$12,325	$11,750
Advance from shareholder	78,666	57,565

Total Current Liabilities	90,991	69,315

Total Liabilities	90,991	69,315

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 25,000,000 shares authorized
at par value of $0.001, zero shares
issued and outstanding	-	-
Common stock, 300,000,000 shares authorized
at par value of $0.001, 49,333,334 shares
issued and outstanding	49,334	49,334
Additional paid-in capital	143,166	143,166
Deficit accumulated during the development stage	(283,491)	(261,815)

Total Stockholders' Equity (Deficit)	(90,991)	(69,315)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(Formerly EXCLUSIVE APPAREL, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From
			Inception on
			September 8,
	For the year ended		2006 through
	December 31,		December 31,
	2011	2010	2011
REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	21,676	29,483	283,624

Total Operating Expenses	21,676	29,483	283,624

LOSS FROM OPERATIONS	(21,676)	(29,483)	(283,624)

OTHER INCOME (EXPENSES)

Other income	-	-	133

Total Other Income (Expenses)	-	-	133

LOSS BEFORE INCOME TAXES	(21,676)	(29,483)	(283,491)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(21,676)	$(29,483)	$(283,491)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,333,334	49,333,334

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(Formerly EXCLUSIVE APPAREL, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at inception on
9/8/2006 (1)	-	$-	$-	$-	$-

Common stock issued for services
at $0.002 per share	2,666,667	2,667	1,333	-	4,000

Net loss for the period ended
December 31, 2006	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	2,666,667	2,667	1,333	(24,488)	(20,488)

Common stock issued for services
at $0.002 per share	26,666,667	26,667	13,333	-	40,000

Common stock issued for cash
at $0.01	20,000,000	20,000	128,500	-	148,500

Net loss for the year ended
December 31, 2007	-	-	-	(163,401)	(163,401)

Balance December 31, 2007	49,333,334	49,334	143,166	(187,889)	4,611

Net loss for the year ended
December 31, 2008	-	-	-	(21,547)	(21,547)

Balance, December 31, 2008	49,333,334	49,334	143,166	(209,436)	(16,936)

Net loss for the year ended
December 31, 2009	-	-	-	(22,896)	(22,896)

Balance, December 31, 2009	49,333,334	49,334	143,166	(232,332)	(39,832)

Net loss for the year ended
December 31, 2010	-	-	-	(29,483)	(29,483)

Balance, December 31, 2010	49,333,334	49,334	143,166	(261,815)	(69,315)

Net loss for the year ended
December 31, 2011	-	-	-	(21,676)	(21,676)

Balance, December 31, 2011	49,333,334	$49,334	$143,166	$(283,491)	$(90,991)

(1) Retroactively reflecting the 1.333333333 to 1 stock split on July 18, 2011

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(Formerly EXCLUSIVE APPAREL, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOW

			From
			Inception on
			September 8,
	For the year ended		2006 through
	December 31,		December 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(21,676)	$(29,483)	$(283,491)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes to operating assets and liabilities:
Prepaid Expenses	-	-	-
Accounts payable	575	11,750	12,325

Net Cash Used in Operating Activities	(21,101)	(17,733)	(227,166)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Advances received from shareholder	21,101	17,733	78,666
Proceeds from issuance of common stock	-	-	148,500

Net Cash Provided by Financing Activities	21,101	17,733	227,166

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

FORMERLY EXCLUSIVE APPAREL, INC.

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

Nature of business and organization

Helmer Directional Drilling Corp., a Nevada corporation, (hereinafter referred to as the “Company”), was incorporated in the State of Nevada on September 8, 2006.  The Company's operation has been limited to general administrative operations and is considered a development stage company as defined by FASB ASC Topic 915-10.

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

As of December 31, 2011 and 2010, there was no advertising cost incurred.

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

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

Deferred tax assets:	2011	2010
Net operating loss	$283,491	$261,815
Income tax rate	34%	34%
	96,385	89,017
Less valuation allowance	(96,385)	(89,017)
	$-	$-

Through December 31, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2011, the Company had approximately $283,500 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2025.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2011 and 2010 is as follows:

	2011	2010
U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

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

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit accumulated during the development stage of $283,491 at December 31, 2011. The Company has not commenced its operations, rather, still in the development stages, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Property and equipment

As of December 31, 2011 and 2010 the Company does not own any property and/or equipment.

Note 4. Stockholders’ equity

The Company's articles of incorporation provide for the authorization of three-hundred million (300,000,000) shares of common stock and twenty-five million (25,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2011 and 2010 the Company had 49,333,334 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

Note 5. Related party transactions

During the years ended December 31, 2011 and 2010, a shareholder advanced $21,101 and $17,733, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of December 31, 2011 and 2010, the balance of these amounts was $78,666 and $57,565, respectively.

Note 6. Newly issued pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 7. Litigation

As of December 31, 2011 and 2010, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2011, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors.

Name	Age	Positions and Offices Held
Georgette M. Wansor	58	President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Georgette M. Wansor, 58 years of age, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director.

Ms. Wansor is a corporate paralegal and has worked in the legal profession for over 20 years.  Ms. Wansor was appointed to the Board of Directors of the Company on June 11, 2009 and is now the President, Secretary, Treasurer and Chief Financial Officer of the Company.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which Ms. Wansor is a party in connection with this appointment as a director and an officer of this Company.

No transactions occurred in the last two years to which the Company was a party in which Ms. Wansor had or is to have a direct or indirect material interest.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

Since Exclusive Apparel, Inc.’s incorporation on September 8, 2006, the Company has not paid any compensation to any officer, director, or employee.  Helmer Directional Drilling Corp. (FKA Exclusive Apparel, Inc.) does not have any employment agreements.  The Board of Directors will determine future compensation and, as approved, employment agreements.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of our employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 29,333,333 shares of our common stock to the following persons for services:

Name	Number of Total Shares	% of Shareholdings
Georgette M. Wansor	29,333,333	59%

The address for Ms. Wansor is 11759 Crystal Avenue, Chino, CA 91710.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2011 and 2010, a shareholder advanced $21,101 and $17,733, respectively, to the Company.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of December 31, 2011 and 2010, the balance of these amounts was $78,666 and $57,565, respectively.

Helmer Directional Drilling Corp.’s principal office space is free of charge at the present time.  Please refer to the section titled “Description of Property” herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2011 and 2010, we were billed $7,500 for professional services rendered from our Independent Registered Public Accountants for the audit and review of our financial statements.

Tax Fees

For the Company's fiscal years ended December 31, 2011 and 2010, we were billed approximately $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

PART IV

ITEM 15.  EXHIBITS; FINANCIAL STATEMENT SCHEDULE

Exhibit No.	Description
3.1

Articles of Incorporation of Helmer Directional Drilling Corp. (fka Exclusive Apparel, Inc.), a Nevada corporation. Incorporated by reference to our current report on Form SB-2 filed with the SEC on January 30, 2007.

3.2	Bylaws of Helmer Directional Drilling Corp. (fka Exclusive Apparel, Inc.), a Nevada corporation. Incorporated by reference to our current report on Form SB-2 filed with the SEC on January 30, 2007
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18.U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HELMER DIRECTIONAL DRILLING CORP.

Date: February 27, 2012	By: /s/ Georgette M. Wansor
Georgette M. Wansor
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette M. Wansor	Chief Executive Officer and Director	February 27, 2012
Georgette M. Wansor	(Principal Executive Officer)

/s/ Georgette M. Wansor	Chief Financial Officer and Director	February 27, 2011
Georgette M. Wansor	(Principal Financial and Accounting Officer)