Form 10-Q
period 2012-03-31
Helmer Directional Drilling Corp.
filed 2012-05-09
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012 there were 49,333,345 shares of common stock outstanding and no shares of preferred stock outstanding.

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

HELMER DIRECTIONAL DRILLING CORP.

HELMER DIRECTIONAL DRILLING CORP

(A Development Stage Company)

BALANCE SHEETS

March 31, 2012

ASSETS

	March 31,	December 31,
	2011	2011
	(unaudited)

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$18,495	$12,325
Advance from shareholder	79,066	78,666

Total Current Liabilities	97,561	90,991

Total Liabilities	97,561	90,991

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 25,000,000 shares authorized
at par value of $0.001, zero shares
issued and outstanding	-	-
Common stock, 300,000,000 shares authorized
at par value of $0.001, 49,333,334 shares
issued and outstanding	49,334	49,334
Additional paid-in capital	143,166	143,166
Deficit accumulated during the development stage	(290,061)	(283,491)

Total Stockholders' Equity (Deficit)	(97,561)	(90,991)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

March 31, 2012

			From
			Inception on
			September 8,
	For the Three Months Ended		2006 through
	March 31,		March 31,
	2012	2011	2012
REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	6,570	7,726	290,194

Total Operating Expenses	6,570	7,726	290,194

LOSS FROM OPERATIONS	(6,570)	(7,726)	(290,194)

OTHER INCOME (EXPENSES)

Other income	-	-	133

Total Other Income (Expenses)	-	-	133

LOSS BEFORE INCOME TAXES	(6,570)	(7,726)	(290,061)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(6,570)	$(7,726)	$(290,061)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,333,334	49,333,334

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

March 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at inception on
September 8, 2006 (1)	-	$-	$-	$-	$-

Common stock issued for services
at $0.002 per share	2,666,667	2,667	1,333	-	4,000

Net loss for the period ended
December 31, 2006	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	2,666,667	2,667	1,333	(24,488)	(20,488)

Common stock issued for services
at $0.002 per share	26,666,667	26,667	13,333	-	40,000

Common stock issued for cash
at $0.01	20,000,000	20,000	128,500	-	148,500

Net loss for the year ended
December 31, 2007	-	-	-	(163,401)	(163,401)

Balance December 31, 2007	49,333,334	49,334	143,166	(187,889)	4,611

Net loss for the year ended
December 31, 2008	-	-	-	(21,547)	(21,547)

Balance, December 31, 2008	49,333,334	49,334	143,166	(209,436)	(16,936)

Net loss for the year ended
December 31, 2009	-	-	-	(22,896)	(22,896)

Balance, December 31, 2009	49,333,334	49,334	143,166	(232,332)	(39,832)

Net loss for the year ended
December 31, 2010	-	-	-	(29,483)	(29,483)

Balance, December 31, 2010	49,333,334	49,334	143,166	(261,815)	(69,315)

Net loss for the year ended
December 31, 2011	-	-	-	(21,676)	(21,676)

Balance, December 31, 2011	49,333,334	49,334	143,166	(283,491)	(90,991)

Net loss for the three months ended
March 31, 2012 (unaudited)	-	-	-	(6,570)	(6,570)

Balance, March 31, 2012 (unaudited)	49,333,334	$49,334	$143,166	$(290,061)	$(97,561)

(1) Retroactively reflecting the 1.333333333 to 1 stock split on July 18, 2011

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

March 31, 2012

			From
			Inception on
			September 8,
	For the Three Months Ended		2006 through
	March 31,		March 31,
	2012	2011	2011

OPERATING ACTIVITIES

Net loss	$(6,570)	$(7,726)	$(290,061)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes to operating assets and liabilities:
Prepaid Expenses	-	-	-
Accounts payable	6,170	(3,000)	18,495

Net Cash Used in Operating Activities	(400)	(10,726)	(227,566)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Advances received from shareholder	400	10,726	79,066
Proceeds from issuance of common stock	-	-	148,500

Net Cash Provided by Financing Activities	400	10,726	227,566

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

___________________________________________________________________________________

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

___________________________________________________________________________________

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012 and 2011, a shareholder advanced $400 and $10,726 respectively, to the Company. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of March 31, 2012 and December 31, 2011, the balance of these amounts was $79,066 and $78,666, respectively.

NOTE 5 - EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the three months ended March 31, 2012.

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through March 31, 2012.  For the three months ended March 31, 2012, the Company recognized a net loss of $6,570.  Expenses for the period were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At March 31, 2012 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

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

Our significant accounting policies are summarized in Note 3 of our financial statements at March 31, 2012.  While all these significant accounting policies impact its financial condition and results of operations, Helmer Directional Drilling Corp.’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

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

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

N/A

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

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

HELMER DIRECTIONAL DRILLING CORP.

Date: May 9, 2012	By: /s/ Georgette M. Wansor
Georgette M. Wansor
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette M. Wansor	Chief Executive Officer and Director	May 9, 2012
Georgette M. Wansor	(Principal Executive Officer)

/s/ Georgette Mathers Wansor	Chief Financial Officer and Director	May 9, 2012
Georgette M. Wansor	(Principal Financial and Accounting Officer)