Form 10-Q
period 2012-06-30
Helmer Directional Drilling Corp.
filed 2012-07-25
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(909) 500-8583

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

As of July 17, 2012 there were 49,333,334 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

HELMER DIRECTIONAL DRILLING CORP.

HELMER DIRECTIONAL DRILLING CORP

(A Development Stage Company)

BALANCE SHEETS

June 30, 2012

(UNAUDITED)

	June 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$14,725	$12,325
Advance from shareholder	88,296	78,666

Total Current Liabilities	103,021	90,991

Total Liabilities	103,021	90,991

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 25,000,000 shares authorized
at par value of $0.001, zero shares
issued and outstanding	-	-
Common stock, 300,000,000 shares authorized
at par value of $0.001, 49,333,334 shares
issued and outstanding	49,334	49,334
Additional paid-in capital	143,166	143,166
Deficit accumulated during the development stage	(295,521)	(283,491)

Total Stockholders' Equity (Deficit)	(103,021)	(90,991)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

June 30, 2012

(UNAUDITED)

					From
					Inception on
					September 8,
	For the three months ended		For the six months ended		2006 through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	5,460	3,520	12,030	11,246	295,654

Total Operating Expenses	5,460	3,520	12,030	11,246	295,654

LOSS FROM OPERATIONS	(5,460)	(3,520)	(12,030)	(11,246)	(295,654)

OTHER INCOME (EXPENSES)

Other income	-	-	-	-	133

Total Other Income (Expenses)	-	-	-	-	133

LOSS BEFORE INCOME TAXES	(5,460)	(3,520)	(12,030)	(11,246)	(295,521)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,460)	$(3,520)	$(12,030)	$(11,246)	$(295,521)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,333,334	49,333,334	49,333,334	49,333,334

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

June 30, 2012

(UNAUDITED)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at inception on
September 8, 2006 (1)	-	$-	$-	$-	$-

Common stock issued for services
at $0.002 per share	2,666,667	2,667	1,333	-	4,000

Net loss for the period ended
December 31, 2006	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	2,666,667	2,667	1,333	(24,488)	(20,488)

Common stock issued for services
at $0.002 per share	26,666,667	26,667	13,333	-	40,000

Common stock issued for cash
at $0.01	20,000,000	20,000	128,500	-	148,500

Net loss for the year ended
December 31, 2007	-	-	-	(163,401)	(163,401)

Balance December 31, 2007	49,333,334	49,334	143,166	(187,889)	4,611

Net loss for the year ended
December 31, 2008	-	-	-	(21,547)	(21,547)

Balance, December 31, 2008	49,333,334	49,334	143,166	(209,436)	(16,936)

Net loss for the year ended
December 31, 2009	-	-	-	(22,896)	(22,896)

Balance, December 31, 2009	49,333,334	49,334	143,166	(232,332)	(39,832)

Net loss for the year ended
December 31, 2010	-	-	-	(29,483)	(29,483)

Balance, December 31, 2010	49,333,334	49,334	143,166	(261,815)	(69,315)

Net loss for the year ended
December 31, 2011	-	-	-	(21,676)	(21,676)

Balance, December 31, 2011	49,333,334	49,334	143,166	(283,491)	(90,991)

Net loss for the six months ended
June 30, 2012	-	-	-	(12,030)	(12,030)

Balance, June 30, 2012	49,333,334	$49,334	$143,166	$(295,521)	$(103,021)

(1) Retroactively reflecting the 1.333333333 to 1 stock split on July 18, 2011

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

June 30, 2012

(UNAUDITED)

			From
			Inception on
			September 8,
	For the six months ended		2006 through
	June 30,		June 30,
	2012	2011	2012

OPERATING ACTIVITIES

Net loss	$(12,030)	$(11,246)	$(295,521)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	44,000
Changes to operating assets and liabilities:
Accounts payable	2,400	(3,000)	14,725

Net Cash Used in Operating Activities	(9,630)	(14,246)	(236,796)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Advances received from shareholder	9,630	14,246	88,296
Proceeds from issuance of common stock	-	-	148,500

Net Cash Provided by Financing Activities	9,630	14,246	236,796

NET INCREASE (DECREASE) IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$-	$-	$44,000

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP. (A Development Stage Company) NOTES TO THE INTERIM FINANCIAL STATEMENTS (UNAUDITED) June 30, 2012

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

HELMER DIRECTIONAL DRILLING CORP. (A Development Stage Company) NOTES TO THE INTERIM FINANCIAL STATEMENTS (UNAUDITED) June 30, 2012

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012 and 2011, a shareholder advanced $9,630 and $14,246 respectively, to the Company. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of June 30, 2012 and December 31, 2011, the balance of these amounts was $88,296 and $78,666, respectively.

NOTE 5 - EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the six months ended June 30, 2012.

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through June 30, 2012.  For the six months ended June 30, 2012, the Company recognized a net loss of $12,030.  Expenses for the period were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At June 30, 2012 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

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

Our significant accounting policies are summarized in Note 1 of our financial statements in the Company’s Form 10-K for the year ended December 31, 2011.  While all these significant accounting policies impact its financial condition and results of operations, Helmer Directional Drilling Corp.’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, management concluded that the Company's disclosure controls and procedures are deficient as of June 30, 2012. We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both office and director.  While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.  We have determined that this control deficiency constitutes a material weakness.  Until remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

HELMER DIRECTIONAL DRILLING CORP.

Date: July 25, 2012	By: /s/ Georgette M. Wansor
Georgette M. Wansor
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette M. Wansor	Chief Executive Officer and Director	July 25, 2012
Georgette M. Wansor	(Principal Executive Officer)

/s/ Georgette Mathers Wansor	Chief Financial Officer and Director	July 25, 2012
Georgette M. Wansor	(Principal Financial and Accounting Officer)