Form 10-Q
period 2012-09-30
Helmer Directional Drilling Corp.
filed 2012-11-13
CIK 1388174

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012 there were 49,333,344 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 8, 2006) and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

HELMER DIRECTIONAL DRILLING CORP.

HELMER DIRECTIONAL DRILLING CORP

(A Development Stage Company)

BALANCE SHEETS

September 30, 2012

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$14,488	$12,325
Advance from shareholder	96,476	78,666

Total Current Liabilities	110,964	90,991

STOCKHOLDERS' DEFICIT

Preferred stock, 25,000,000 shares authorized
at par value of $0.001, zero shares
issued and outstanding	-	-
Common stock, 300,000,000 shares authorized
at par value of $0.001, 49,333,344 shares
issued and outstanding	49,334	49,334
Additional paid-in capital	143,166	143,166
Deficit accumulated during the development stage	(303,464)	(283,491)

Total Stockholders' Deficit	(110,964)	(90,991)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

September 30, 2012

					From
					Inception on
					September 8,
	For the three months ended		For the nine months ended		2006 through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	7,943	5,418	19,973	16,664	303,597

Total Operating Expenses	7,943	5,418	19,973	16,664	303,597

LOSS FROM OPERATIONS	(7,943)	(5,418)	(19,973)	(16,664)	(303,597)

OTHER INCOME (EXPENSES)

Other income	-	-	-	-	133

Total Other Income (Expenses)	-	-	-	-	133

LOSS BEFORE INCOME TAXES	(7,943)	(5,418)	(19,973)	(16,664)	(283,491)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(7,943)	$(5,418)	$(19,973)	$(16,664)	$(283,491)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,333,334	49,333,334	49,333,334	49,333,334

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

September 30, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at inception on
September 8, 2006 (1)	-	$-	$-	$-	$-

Common stock issued for services
at $0.002 per share	2,666,667	2,667	1,333	-	4,000

Net loss for the period ended
December 31, 2006	-	-	-	(24,488)	(24,488)

Balance, December 31, 2006	2,666,667	2,667	1,333	(24,488)	(20,488)

Common stock issued for services
at $0.002 per share	26,666,667	26,667	13,333	-	40,000

Common stock issued for cash
at $0.01	20,000,000	20,000	128,500	-	148,500

Net loss for the year ended
December 31, 2007	-	-	-	(163,401)	(163,401)

Balance December 31, 2007	49,333,334	49,334	143,166	(187,889)	4,611

Net loss for the year ended
December 31, 2008	-	-	-	(21,547)	(21,547)

Balance, December 31, 2008	49,333,334	49,334	143,166	(209,436)	(16,936)

Net loss for the year ended
December 31, 2009	-	-	-	(22,896)	(22,896)

Balance, December 31, 2009	49,333,334	49,334	143,166	(232,332)	(39,832)

Net loss for the year ended
December 31, 2010	-	-	-	(29,483)	(29,483)

Balance, December 31, 2010	49,333,334	49,334	143,166	(261,815)	(69,315)

Net loss for the year ended
December 31, 2011	-	-	-	(21,676)	(21,676)

Balance, December 31, 2011	49,333,334	49,334	143,166	(283,491)	(90,991)

Net loss for the nine months ended
September 30, 2012	-	-	-	(19,973)	(19,973)

Balance, September 30, 2012	49,333,334	$49,334	$143,166	$(303,464)	$(110,964)

(1) Retroactively reflecting the 1.333333333 to 1 stock split on July 18, 2011

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

September 30, 2012

			For the Period from
	For the nine months	For the nine months	September 8, 2006
	Ended	Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,973)	$(16,664)	$(303,464)

Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	-	44,000
Changes in operating assets and liabilities:
Prepaid expenses	-	(937)	-
Accounts payable	2,163	(3,500)	14,488

NET CASH USED IN OPERATING ACTIVITIES	(17,810)	(21,101)	(244,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances received from shareholder	17,810	21,101	96,476
Proceeds from sale of common stock	-	-	148,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,810	21,101	244,976

NET CHANGE IN CASH	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HELMER DIRECTIONAL DRILLING CORP. (A Development Stage Company) NOTES TO THE INTERIM FINANCIAL STATEMENTS (UNAUDITED) September 30, 2012

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

HELMER DIRECTIONAL DRILLING CORP. (A Development Stage Company) NOTES TO THE INTERIM FINANCIAL STATEMENTS (UNAUDITED) September 30, 2012

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012 and 2011, a shareholder advanced $17,810 and $21,101 respectively, to the Company. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of September 30, 2012 and December 31, 2011, the balance of these amounts was $96,476 and $78,666, respectively.

NOTE 5 - EQUITY ACTIVITY

The Company did not issue any common or preferred stock during the nine months ended September 30, 2012.

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

Results of Operation

The Company did not have any operating income from inception (September 8, 2006) through September 30, 2012.  For the nine months ended September 30, 2012, the Company recognized a net loss of $19,973.  Expenses for the period were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2012 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Company's evaluation, management concluded that the Company's disclosure controls and procedures are deficient as of September 30, 2012. We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both office and director.  While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.  We have determined that this control deficiency constitutes a material weakness.  Until remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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

HELMER DIRECTIONAL DRILLING CORP.

Date: November 13, 2012	By: /s/ Georgette M. Wansor
Georgette M. Wansor
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette M. Wansor	Chief Executive Officer and Director	November 13, 2012
Georgette M. Wansor	(Principal Executive Officer)

/s/ Georgette Mathers Wansor	Chief Financial Officer and Director	November 13, 2012
Georgette M. Wansor	(Principal Financial and Accounting Officer)