Form 10-K
period 2012-12-31
Helmer Directional Drilling Corp.
filed 2013-04-11
CIK 1388174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-53675

HELMER DIRECTIONAL DRILLING CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-5567127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

715 13th Street NE Wenatchee, Washington	98802
(Address of principal executive offices)	(Zip Code)

(509) 884-2218

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter

Table of Contents

period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Helmer Directional Drilling Corp. held by non-affiliates as of June 30, 2012 was $9,440.

As of April 3, 2013, there were 105,692,627 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Table of Contents	2

Table of Contents	3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	4

PART I

ITEM 1. BUSINESS.

Business Overview

Our objective as a small mining company is to consolidate mining interests, claims, mineral rights, and operations within one company and to develop these mining interests by drilling and proving mineral reserves specifically in our first two properties located in Washington and Montana.

Our Corporate History and Background

We were incorporated in the State of Nevada on September 8, 2006. Prior to the Share Exchange, we were a developmental stage company that had a principal business objective of offering premium baseball cap type headwear for women with exquisite taste and extravagant appetites as exclusive accessories to differentiate themselves. However, due to lack of capital, the Company had not been able to commence any business.

In late 2011, we considered entering into the directional well drilling industry and changed our name from Exclusive Apparel, Inc. to Helmer Directional Drilling Corp (the “Company”). However, we were unable to attract the necessary capital and management to begin any operations.

On March 14, 2013 (the “Closing Date”), the Company entered into a share exchange agreement (the “Exchange Agreement”) by and among the Company, Excelsior Gold Corporation, a Utah corporation (“Excelsior”), and the shareholders of Excelsior, pursuant to which the Company purchased all of the outstanding common stock of Excelsior in exchange for 1,000.999 shares of our Series M preferred stock, par value $0.001 per share (the “Series M Preferred Stock”) (such transaction is sometimes referred to herein as the “Share Exchange”). The Series M Preferred Stock is convertible into 302,000,000 shares of common stock, conditional upon the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares to 700,000,000. As a result of the Share Exchange, we are now the holding company of Excelsior and operating a company in development of mining interests by drilling and proving mineral reserves specifically in our first two properties located in Washington and Montana. As a condition to the Share Exchange, 155,466,645 shares of our common stock, par value $0.001 (the “Retired Stock”) then outstanding were cancelled and retired.

As a result of the Share Exchange, we will cease our prior operations and, we will operate as a mining exploration and development company.

Our Industry

The Mining Industry

The mining industry is highly fragmented, as there are many gold and silver prospectors and producers, both small and large, in every market and region throughout the world. As these metals are well established commodities with well established markets, we believe that a production-stage mine will undoubtedly have a ready market for extracted minerals. Nevertheless, the global economic downturn has weakened the mining sector, which is expected to witness greater consolidation and reliance on non-traditional sources of financing to develop mining properties. In addition, we expect that the industry will also likely see a greater degree of vertical integration of mineral extraction and distribution firms.

Table of Contents	5

Our Business Strategy

Our objective is not to extract gold, silver, and other precious metals, but only to prove mineral reserves. We intend to seek joint venture partners with the financial and operational means to be able to extract the minerals.

Our principal property is a deposit located in Northeast Washington where we hold 60 lode mining claims in respect of the Great Excelsior Mine (also sometimes referred to as the “Excelsior Claims”) located in Whatcom County in the Mount Baker quadrangle in western Washington State.

Table of Contents	6

The explored portion of the deposit is located on a large down-dropped landslide block. There are 105 core and reverse circulation holes delineating the identified reserves. The Great Excelsior Mine was a former gold and silver producer which was forced to close in 1918 due to falling metal prices and a shortage of supplies. This mining property has been explored by numerous mining companies over the years, including ASARCO, Silver Standard, Ltd., Quintana Resources, Inc., US Borax, Steelhead Resources, Inc, FMC Gold Corp., Stanford Metals, Ltd, and Arizuma Silver, Inc. Although a NI 43-101 compliant report has not been produced in respect of the mining claims we hold, we estimate that 493,000 ounces of potential gold-equivalent drill indicated resources are available to be mined, and an additional 500,000 ounces of potential gold-equivalent non-drill indicated resources are also available. The term “gold-equivalent” means that the precious metal content contained in these claims (whether of silver, gold, or other minerals) is estimated to be equivalent in value to gold in these respective drill and non-drill indicated resources. Below are two 3-dimensional maps showing a cross section of drill holes, and the contours of the project and probable deposit locations thereunder.

Table of Contents	7

Reserve Calculations for the Excelsior Deposit

The minerals underlying the Excelsior Claim consist of a disseminated sediment-hosted submarine epithermal volcanogenic silver and gold deposit, striking N300E which is open to the southwest (along strike) and to the west. American Mine Services, Inc. (1987) with the following reserve calculations:

Tonnage	Cutoff Grade	Au opt	Ag oz/T	Aueq opt

Probable		(EMC, 2004)		(60:1)
4,814,004	0.04	0.036	2.406	0.076

Possible				(60:1)
3,006,366	0.03	0.029	1.219	0.049

Probable		(Quinlan, James, 1989)		(60:1)
4,242,844	0.035	0.036	2.3	0.068

Probable		(Buchholz, Donald, 2004)		(60:1)
2,000,823	0.04	0.036	2.46	0.076

Probable		(Graham, Richard, 2004)		(60:1)
3,700,000	0.03	0.031	2.32	0.07

Probable High Grade		(Tschauder, Richard, 1999)		Aueq opt
				(60:1)
300,000		0.207	20.1	0.536

Probable High Grade		(McGregor & Robertson, 1989)		Aueq opt
				(60:1)
550,000		0.13	12.5	0.338

Mark Hawksworth of FMC Gold Corporation (1989) estimated the untested exploration potential of the Excelsior Claims to be +500,000 equivalent ounces of gold. This conclusion was based upon the evaluation of six areas (not included in the above table) within and adjacent to the claim group. Estimated tonnage for calculated and untested reserves is believed to be 7.1 million tons of 0.08 Aueq.

In October of 1999, Rick Tschauder reviewed the Excelsior Claims’ geologic and assay data for Atlas Mining Company and did a sensitivity study to determine mining feasibility at the then- current gold and silver prices (Au $280/oz, Ag $5.35/oz). He concluded that there appeared to be sufficient ore for four (4) years production at 250 tpd the mine would produce 75,000 tons per year over a four (4) year period. The total estimated high grade reserves are 300,000 tons. Approximately 95 percent of the high grade (>0.1 opt Aqeq) mineralization is located within or immediately adjacent to the felsic volcanic rocks (Franklin, 1985).

Table of Contents	8

Using the Rockware 2004 program and an “easterly weighted” inverse distance squared algorithm, Doug McFarland, our Chief Executive Officer, recalculated the tonnage and grade of high-grade ore body and obtained 279,652 tons of 0.338 opt Aueq and 353,043 tons using a cut off of 0.18 opt Aueq. We believe that this zone can be profitably mined by a small 250 tpd operation at current prices. We further believe that the area bounded by 10,700 E to 11,300E and 9400N to 9900N can be profitably mined at 195,000 tpd using open pit methods.

If we were able to commence production in respect of our Great Excelsior Claims, we would likely not construct milling facilities but would transport extracted material to a nearby mill operated by other larger gold and silver producers. Extensive metallurgical testing had been done on the ore by Hazen Research, Inc. of Golden, Colorado. Recovery of 96.8 percent of the silver and 95.6 percent of the gold could also, in our opinion, be accomplished by flotation accompanied by a nitric acid leach of the concentrates and CIL recovery.

We also have rights in respect of a second property located in Montana known as the Liver Peak property which comprises 30 unpatented federal mining claims covering 620 acres in the Lolo National Forest in Sanders County, Montana, about 8 kilometers northeast of the town of Thompson Falls.

Table of Contents	9

The Liver Peak claims are centered on an elliptical area measuring 2.7 kilometers by 2.1 kilometers of strong hydrothermal alteration and quartz veining. General Moly Inc. maintains about 890 acres of unpatented mining claims contiguous with the Liver Peak property on southeastern fringes of the altered area. We believe Liver Peak is rich in molybdenum reserves, and we would expect to only incur an extraction cost of 5-10% per ton.

Historic drilling on the Liver Peak property between 1967 and 1981 by Bear Creek Mining, Asarco, and Noranda, totaled 10 holes for 6,600 meters drilled. This drilling intersected three significant zones of molybdenum mineralization grading over 0.1% MoS2 accompanied by elevated tungsten and silver over an area extending at least 600 meters by 300 meters and extending to depths of nearly 1,400 meters. The system is substantially untested at depth.

Molybdenum mineralization has been found in three subsurface regions, termed the Upper Zone, the North Zone, and the Lower Zone, all of which are probably genetically linked to a deep mass of quartz-eye porphyry intersected in the last deep hole drilled on the property in 1979. Falling molybdenum prices in 1982 led Noranda to abandon the project and drop their claims. No significant work to determine the extent of the quartz-eye porphyry and related molybdenum-tungstensilver mineralization has been done since that time.

In the last deep exploration drilling conducted on the property in 1979, drill hole LP-4 (total depth 1460 meters) intersected 687 meters of a felsic intrusive complex including a distinctive quartz-eye porphyry that carried significant molybdenite in stockwork quartz veinlets associated with secondary K-feldsparand silica alteration. Significant molybdenum mineralization was found in ashallow zone between 268 meters and 564 meters grading 0.118% MoS2 hosted by Precambrian Belt Series sedimentary rocks, and a lower zone between 1198 metersand 1387 meters grading 0.126% MoS2 hosted by stockwork quartz veinlets in quartz-eye porphyry immediately overlying a silica-altered microgranite. The hole was terminated at a depth of 1460 meters in microgranite carrying increasing amounts of secondary K-feldspar and secondary biotite. A previous drill hole LP-2, located 250 meters northwest of LP-4, encountered 216 meters grading 0.10% MoS2 between depths of 70 meters and 320 meters and a lower zone between depths of 637 meters and 853 meters (TD) grading 0.10% MoS2 though it wasn't drilled deep enough to encounter the quartz-eye porphyry.

Rising molybdenum prices beginning in 2004 led Idaho General Mines (General Moly) to restake the district. For unknown reasons in 2006, Idaho General Mines dropped the claims in the core of the district, and they were subsequently relocated by several affiliates of West Coast Resource Associates, the principals of which are also newly-appointed officers and directors of the Company following the Share Exchange. In early 2012, West Coast Resource Associates, LLC. consolidated its holdings by restaking the key ground in the district, directly over the known molybdenum mineralization and the underlying quartz-eye porphyry.

Table of Contents	10

Property Interests and Mining Claims in General

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. Furthermore, as these interests are derived from multiple jurisdictions, the risk of a defective claim or other problems with ownership and development of the claim (including but not limited to the right of eminent domain) is compounded further. If the validity of a patented mining claim or mineral interest is challenged by an applicable governmental body on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised at any stage of development or at the commencement of production, or simply when the government seeks to include the land in an area to be dedicated to another use.

Reserve Estimates

Our reserve and resource figures are estimates, and we cannot assure you that the indicated level of recovery will be realized or that we will have the resources to do so. Because mining development is inherently capital intensive, we would expect that the Company would partner with a larger mining company or other strategic source of capital and knowledge in respect of any significant development or operational activity. Prolonged declines in the market price of gold may render reserves containing relatively lower grades of gold mineralization uneconomic to exploit and could materially reduce our reserves. Should such reductions occur, discontinuation of exploration and development (including the production of a NI 43-101 compliant report) could be discontinued. There are numerous uncertainties inherent in estimating quantities of proven and probable gold reserves. The estimates in this document are based on various assumptions relating to gold prices during the expected life of production and the results of additional planned development work, either by us or in partnership with a larger mining company or other third party with more sufficient capitalization. Actual future production rates, sales prices, and amounts, revenues, taxes, operating expenses, environmental and regulatory compliance expenditures, development expenditures and recovery rates may vary substantially from those assumed in any estimates we have given. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could result in a material downward or upward revision of current estimates.

Market

Gold has increased in value from $400 per Troy ounce in early 2005 to over $1,600 at the end of 2012. The price of gold has been on a relatively steady increase over the long term, with some disruption in this trend during 2008 and 2012. Deleveraging in 2008, which caused many financial institutions to sell hard assets, drove the price decline from a high of approximately $1,000 in late 2007 to a low of approximately $700 in mid 2008. In 2010, gold outperformed most other asset classes, with the spot price appreciating more than 27% during the year, but further appreciated by more than 10% in 2011 before receding slightly during 2012. Since one of the most widespread uses of gold is as a store of value, interest in owning the metal has increased significantly since the lows of 2008. The large fiscal stimulus of the US, Europe and China, combined with economic instability, has heightened the concern for future inflation, driving additional interest in owning gold. Gold is a currency without a country, and as such is preferred when confidence falls in any one of the major currencies, or when international tensions build.

Table of Contents	11

Physical demand for gold has outpaced the discovery of new deposits and the introduction of new supply from developing deposits in the past decade. The supply and production shortfall has been partly offset by central banks selling and the recycling of scrap gold. In the wake of the financial crisis of 2008, central banks have reversed course, holding and purchasing gold. China and India have both reported increases in their gold reserves year over year.

We believe that concerns over future US inflation may be valid, regardless of the actual magnitude of inflation in the future. The balance sheet of the U.S. Federal Reserve grew from zero in 1913 to approximately $500 billion in 1997, over an 84 year time period. A second $500 billion was added to the Fed’s balance sheet from 1997 through September 2008. An additional $1,000 billion was added in September and October of 2008 in an attempt to stave off a further deterioration in the U.S. economy and provide additional liquidity necessary for a sustainable economic recovery. Since 2009, the present administration has generated record deficits in an effort to stimulate the U.S. economy. Although such actions may have been necessary from a macroeconomic perspective, we believe this has contributed to appreciable demand for gold by investors as a hedge against inflation of the U.S. Dollar. We further believe that, rather than a temporary aberration which often occurs in commodity pricing, U.S. monetary policy has contributed to systemic long-term upward pressure in the price of gold.

Competition

We face strong competition for the limited supply of companies and mineral properties from other mining companies, in the United States and abroad, and some of our competitors have greater financial resources than we do.

We also compete with other mining companies to attract and retain key executives, skilled labor, contractors and other employees. We compete with other mining companies for the services of skilled personnel and contractors and their specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development. We also compete with other mining companies for rights to mine properties. We believe a high degree of competition in this industry will continue for the foreseeable future.

We believe that we can distinguish the Company from our competition by providing a high degree of professionalism, precise accounting, exceptional technical and practical knowledge of our management and consultants.

Employees

As of the date of this report, we had two employees. We also utilize the services of various contract personnel from time to time.

Available Information

The Company is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-14477. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained

Table of Contents	12

by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A. RISK FACTORS.

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of Common Stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Report.

Risks Related to Our Business

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada in September 2006. We have no significant tangible assets or financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company, particularly as it compares to other better capitalized firms in the mining industry. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

We need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake our exploration and development activities and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our anticipated operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the level of difficulty in proving extractable deposits and reserves for which we have claims; (iii) the level of our investment in new projects; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our Common Stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Our future success is dependent, in part, on the performance and continued service of our officers.

Table of Contents	13

We are presently dependent to a great extent upon the experience, abilities and continued services of our management team. The loss of services of any of the management staff could have a material adverse effect on our business, financial condition or results of operation.

Risks Related to Ownership of Our Common Stock

Though our common stock is quoted on the OTCQB, there is no liquidity and no established public market for our common stock, which means that it will be difficult to sell your shares.

Our common stock is quoted on the OTCQB under the symbol “EXLA”. There is, however, presently no active public market in our shares. We cannot assure you that such an active market for our common stock will develop. The over-the-counter market is a significantly more limited market than established trading markets such as the New York Stock Exchange or Nasdaq. Broker dealers may not be willing to make a market in our shares. In addition, the OTCQB and similar quotation services are often characterized by low trading volumes, and price volatility, which may make it difficult for an investor to sell our common stock on acceptable terms.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We have never paid a dividend and we intend to retain any future earnings to finance the development and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that stockholders will be able to sell shares when desired.

Table of Contents	14

Future issuance of our Common Stock could dilute the interests of existing shareholders.

We may issue additional shares of our Common Stock in the future. The issuance of a substantial amount of Common Stock could have the effect of substantially diluting the interests of our shareholders. In addition, the sale of a substantial amount of Common Stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such Common Stock as consideration or by investors who acquired such Common Stock in a private placement could have an adverse affect on the market price of our Common Stock.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company that files reports under the Exchange Act, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company under the Exchange Act.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures.

Table of Contents	15

Following the Share Exchange, public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies that file reports under the Exchange Act. As a public reporting company, we expect these rules and regulations to continue to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance at commercially acceptable rates and we may therefore be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because our directors and executive officers are among our largest shareholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those our other shareholders.

Our directors and executive officers will own or control a significant percentage of the Common Stock following the Share Exchange. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how the Company’s other shareholders including participants in the Share Exchange, may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Articles of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our shareholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 715 13th Street NE, Wenatchee, Washington 98802. The office space is free of charge and no lease exists. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Table of Contents	16

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Because we are not yet in the operational phase with respect to any of our mineral interests, this item is not applicable.

Table of Contents	17

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “EXLA”. We had approximately 20 registered holders of our common stock as of March 14, 2013. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on April 3, 2013 was $0.04 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended December 31, 2012:

	Price Range(1)
	High	Low
Fiscal 2012
Fourth quarter	$0.11	$0.000472
Third quarter	$0.000472	$0.000472
Second quarter	$0.000472	$0.000472
First quarter	$0.0283	$0.000472

Fiscal 2011
Fourth quarter	$0.0283	$0.0009
Third quarter	$0.0283	$0.0189
Second quarter	$0.0189	$0.0189
First quarter	$0.0189	$0.0189

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

The Registrant has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition and other relevant factors. There are no restrictions that currently limit the Registrant’s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Sales of Unregistered Securities

Table of Contents	18

On March 14, 2013, the Company entered into the Exchange Agreement by and among the Company, Excelsior, and the shareholders of Excelsior, pursuant to which the Company purchased all of the outstanding common stock of Excelsior in exchange for 1,000.999 shares of our Series M Preferred Stock. The Series M Preferred Stock is convertible into 302,000,000 shares of common stock, conditional upon the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares to 700,000,000. As a condition to the Share Exchange, 155,466,645 shares of the Retired Stock then outstanding were cancelled and retired.

With respect to the transaction noted above, no solicitation was made and no underwriting discounts were given or paid in connection with this transaction. We believe that the issuance of the securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in the Company will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

Table of Contents	19

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

Helmer Directional Drilling Corp. was incorporated in the State of Nevada on September 8, 2006. We were a developmental stage company that had a principal business objective of offering premium baseball cap type headwear for women with exquisite taste and extravagant appetites as exclusive accessories to differentiate themselves. However, due to lack of capital, the Company had not been able to commence any business.

In late 2011, we considered entering into the directional well drilling industry and changed our name from Exclusive Apparel, Inc. to Helmer Directional Drilling Corp. However, we were unable to attract the necessary capital and management to begin any operations.

As a result of the Share Exchange, we will cease our prior operations and, we will operate as a mining exploration and development company.

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.

Table of Contents	20

Vision, Mission, and Goals. We believe that the price of precious metals, ores and other commodities will continue to move higher over the long term, commensurate with increases in aggregate world demand and a sustained decline in the U.S. dollar resulting from looming inflation and unsustainable government debt levels. We expect these trends will drive investors to include more traditional "safe haven" investments in their portfolios, consisting of gold, precious metals and natural resource commodities. We seek to explore, develop and acquire mineral resources in favorable jurisdictions where exploration and exploitation is promoted by governments in mining "friendly" territories. In the short-term, we intend to identify, explore and develop concessions such that a resource calculation can be made under compliant engineering standards. Our near term goals include obtaining a series of studies from third-party engineers to “prove up” deposits in which we have an interest as financially viable, mineable ventures. Our mid-term goals include entering joint ventures with larger companies with the goal of extraction and moving the Company into and ultimately creating an inviting target for merger or acquisition by one of the world's top majors.

Mining Concessions and Interests. We hold rights to certain mineral interests in Western Washington State and Montana, and seek to acquire additional interests in the United States and internationally. If we are able to successfully develop the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing.

We have not generated any revenues since the inception of the Company and we have been issued a “going concern” opinion from our auditors.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2012 and 2011.

Revenues. The Company generated net revenues of $-0- during the period of inception (September 8, 2006) through December 31, 2012.

General and Administrative Expenses. General and administrative expenses were $41,313 for the year ended December 31, 2012, as compared to $21,676 during 2011. Expenses for both years were comprised of costs mainly associated with legal, accounting, and office supplies.

Liquidity and Capital Resources

As of December 31, 2012, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2012 of $324,804 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2012 of $41,313 compared to a net loss in 2011 of $21,676. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations. We believe the Exchange Agreement with Excelsior Gold Corporation will improve operations in the future.

Table of Contents	21

We believe these conditions have resulted from the inherent risks associated with small public companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of our products and services at levels sufficient to cover our costs and provide a return for investors, (ii) attract additional capital in order to finance growth, and (iii) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our mining exploration and development. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business, and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On a periodic basis, management reviews those estimates, including those related to valuation allowances, loss contingencies, income taxes, and projection of future cash flows.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that are expected, when adopted, to have a material impact on the consolidated financial statements or notes thereto.

Table of Contents	22

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	23

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Helmer Directional Drilling Corp

We have audited the accompanying balance sheets of Helmer Directional Drilling Corp as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (September 8, 2006) through December 31, 2012. Helmer Directional Drilling Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helmer Directional Drilling Corp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (September 8, 2006) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had continued losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 11, 2013

Table of Contents	25

Helmer Directional Drilling Corp
(A Development Stage Company)
Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid expenses	—	—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	2,050	4,075
Accounts Payable - related party	14,388	8,250
Advances from shareholder	115,866	78,666

Total Current Liabilities	132,304	90,991

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 25,000,000 shares authorized,
none issued and outstanding	—	—

Common stock at $0.001 par value: 300,000,000 shares authorized,
261,466,670 shares issued and outstanding	261,466	261,466
Additional paid-in capital	(68,966)	(68,966)
Deficit accumulated during the development stage	(324,804)	(283,491)

Total Stockholders' Deficit	(132,304)	(90,991)

Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to the financial statements.

Table of Contents	26

Helmer Directional Drilling Corp
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the year	For the year	September 8, 2006
	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

NET REVENUES	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	41,313	21,676	324,937

Total operating expenses	41,313	21,676	324,937

LOSS FROM OPERATIONS	(41,313)	(21,676)	(324,937)

OTHER INCOME (EXPENSES)

Other income	—	—	133

Total other Income (Expenses)	—	—	133

LOSS BEFORE INCOME TAX PROVISION	(41,313)	(21,676)	(324,804)

INCOME TAX PROVISION	—	—	—

NET LOSS	$(41,313)	$(21,676)	$(324,804)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	261,466,670	261,466,670

See accompanying notes to the financial statements

Table of Contents	27

Helmer Directional Drilling Corp
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 8, 2006 (Inception) through December 31, 2012

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 8, 2006 (inception) (1)(2)	—	$—	$—	$—	$—

Common stock issued for services at $0.000283 per share	14,133,335	14,133	(10,133)	—	4,000

Net loss				(24,488)	(24,488)

Balance, December 31, 2006	14,133,335	14,133	(10,133)	(24,488)	(20,488)

Common stock issued for services at $0.000283 per share	141,333,335	141,333	(101,333)	—	40,000

Common stock issued for cash at $0.001401 per share	106,000,000	106,000	42,500	—	148,500

Net loss				(163,401)	(163,401)

Balance, December 31, 2007	261,466,670	261,466	(68,966)	(187,889)	4,611

Net loss				(21,547)	(21,547)

Balance, December 31, 2008	261,466,670	261,466	(68,966)	(209,436)	(16,936)

Net loss				(22,896)	(22,896)

Balance, December 31, 2009	261,466,670	261,466	(68,966)	(232,332)	(39,832)

Net loss				(29,483)	(29,483)

Balance, December 31, 2010	261,466,670	261,466	(68,966)	(261,815)	(69,315)

Net loss				(21,676)	(21,676)

Balance, December 31, 2011	261,466,670	261,466	(68,966)	(283,491)	(90,991)

Net loss				(41,313)	(41,313)

Balance, December 31, 2012	261,466,670	$261,466	$(68,966)	$(324,804)	$(132,304)

(1) Retroactively reflecting the 1.333333333 to 1 stock split on July 18, 2011

(2) Retroactively reflecting the 503 to 1 stock split on December 6, 2012

See accompanying notes to the financial statements.

Table of Contents	28

Helmer Directional Drilling Corp
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the year	For the year	September 8, 2006
	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,313)	$(21,676)	$(324,804)

Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	—	—	44,000
Changes in operating assets and liabilities:
Accounts payable	4,113	575	16,438

NET CASH USED IN OPERATING ACTIVITIES	(37,200)	(21,101)	(264,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances received from shareholder	37,200	21,101	115,866
Proceeds from sale of common stock	—	—	148,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,200	21,101	264,366

NET CHANGE IN CASH	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—	$—
Income tax paid	$—	$—	$—

See accompanying notes to the financial statements.

Table of Contents	29

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

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

As of December 31, 2012 and 2011, there were no advertising costs incurred.

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

Table of Contents	30

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

Deferred tax assets:	2012	2011
Net operating loss	$324,804	$283,491
Income tax rate	34%	34%
	110,433	96,385
Less valuation allowance	(110,433)	(96,385)
	$—	$—

Through December 31, 2012, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  At December 31, 2012, the Company had approximately $324,800 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2025.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended December 31, 2012 and 2011 is as follows:

	2012	2011
U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

Effective July 18, 2011, the holder of 16,500,000 post-split shares, or approximately 59% of Helmer Directional Drilling Corp. (the “Company”) then outstanding voting securities, executed a written consent in accordance with Section 78.320 of the NRS, approving the amendment to the Articles of Incorporation to change the Company’s name to Helmer Directional Drilling Corp. and increase the common shares authorized to 300,000,000 and increase the preferred shares authorized to 25,000,000. The Company’s name was changed in anticipation of entering the directional well drilling industry.

Table of Contents	31

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit accumulated during the development stage of $324,804 at December 31, 2012. The Company has not commenced its operations, rather, still in the development stages, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Property and equipment

As of December 31, 2012 and 2011 the Company does not own any property and/or equipment.

Note 4. Stockholders’ equity

The Company's articles of incorporation provide for the authorization of three-hundred million (300,000,000) shares of common stock and twenty-five million (25,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of December 31, 2012 and 2011 the Company had 261,466,670 shares of common stock issued and outstanding.  On December 6, 2012 the Company affected a 5.3 to 1 forward stock split. The financial statements have been retroactively restated to reflect the forward split. The Company has not issued any shares of preferred stock.

Note 5. Related party transactions

During the years ended December 31, 2012 and 2011, a shareholder advanced $37,200 and $21,101, respectively, to the Company. Of these shareholder advances, Rowland Day advanced the Company $14,388 and $8,250 for the years ended December 31, 2012 and 2011 respectively.

These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of December 31, 2012 and 2011, the balance of these amounts was $115,866 and $78,666, respectively.

Note 6. Newly issued pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Table of Contents	32

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

Note 7. Subsequent events

On March 14, 2013, the Company entered into the Exchange Agreement by and among the Company, Excelsior Gold Corporation (“Excelsior”), and the shareholders of Excelsior, pursuant to which the Company purchased all of the outstanding common stock of Excelsior in exchange for 1,000.999 shares of our Series M Preferred Stock. The Series M Preferred Stock is convertible into 302,000,000 shares of common stock, conditional upon the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares to 700,000,000. As a condition to the Share Exchange, 155,466,645 shares of the Retired Stock then outstanding were cancelled and retired. See Note 8 for the proforma consolidated financial statements.

Note 8. Unaudited proforma consolidated financial statements

The following unaudited pro forma consolidated financial statements have been presented as if the Acquisition occurred as of December 31, 2012. In the opinion of the Registrant and the management of Excelsior, all adjustments and/or disclosures necessary for a fair presentation of the pro forma data have been made. These unaudited pro forma consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the operating results or the financial position that would have been achieved had the Acquisition actually been consummated as of the dates indicated or of the results that may be obtained in the future.

Table of Contents	33

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

Unaudited Pro Forma Consolidated Balance Sheet
Helmer Directional Drilling Corp

	Helmer Directional Drilling Corp	Excelsior Gold Corporation	Pro Forma adjustments	Pro Forma Consolidated
	December 31, 2012	December 31, 2012	December 31, 2012	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$—	$—	$—	$—

Total Current Assets	—	—	—	—

OTHER ASSETS:
Mining Assets	—	167,119	—	167,119

Total Other Assets	—	167,119	—	167,119

Total Assets	$—	$167,119	$—	$167,119

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	2,050	—	—	2,050
Accounts Payable - Related Party	14,388	—	—	14,388
Advances from shareholder	115,866	—	—	115,866

Total Current Liabilities	132,304	—	—	132,304

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 25,000,000 shares
authorized, none issued and outstanding	—	—	—	—

Common stock at $0.001 par value: 700,000,000 shares
authorized, 408,000,422 shares issued and outstanding	261,466	—	146,534	408,000
Additional paid-in capital	(68,966)	169,119	(471,338)	(371,185)
Deficit accumulated during the development stage	(324,804)	(2,000)	324,804	(2,000)

Total Stockholders' Deficit	(132,304)	167,119	—	34,815

Total Liabilities and Stockholders' Deficit	$—	$167,119	$—	$167,119

(1)To record affects of recapitalization and reconcile to the total shares outstanding after the stock purchase agreement is executed to 408,000,422 per below:
Total shares outstanding at 12/31/12	261,466,670
Shares issued to acquire all of Excelsior's capital after conversion of preferred shares	302,000,397
Cancellation of shares held by principal shareholder	(155,466,645)
408,000,422

(2) To eliminate additional paid in capital and accumulated deficit from Helmer and treat Excelsior as the accounting acquirer of the stock recapitalization.

Table of Contents	34

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

Pro Forma Consolidated Statement of Operations
Helmer Directional Drilling Corp

	Helmer Directional Drilling Corp	Excelsior Gold Corporation	Pro Forma adjustments	Pro Forma Consolidated
	For the year	For the year		For the year
	Ended	Ended		Ended
	December 31, 2012	December 31, 2012		December 31, 2012
NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	41,313	2,000	—	43,313

Total operating expenses	41,313	2,000	—	43,313

LOSS FROM OPERATIONS	(41,313)	(2,000)	—	(43,313)

OTHER INCOME (EXPENSES)

Other income	—	—	—	—

Total other Income (Expenses)	—	—	—	—

LOSS BEFORE INCOME TAX PROVISION	(41,313)	(2,000)	—	(43,313)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(41,313)	$(2,000)	$—	$(43,313)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)		$(0.00)

Weighted common shares outstanding
- basic and diluted	261,466,670	500,999		261,466,670

Table of Contents	35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disagreements with our accountants during the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2012, under the supervision and with the participation of our Chief Executive Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included below, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)    Due to a change in our management team and the Acquisition, we made changes of personnel to our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

-	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Table of Contents	36

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

ITEM 9B. OTHER INFORMATION.

None.

Table of Contents	37

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following three individuals:

Name and Year First Elected Director(1)	Age	Background Information
Douglas McFarland (2013)	69

Douglas McFarland is the Chairman and Chief Executive Officer and Chief Financial Officer of the Company, Mr. McFarland is a registered Geologist, certified Engineering Geologist, and Licensed Hydrologist with the State of Washington. He is also a member of the American Institute of Professional Geologists, Society of Exploration Geophysicists, and Association of Engineering Geologists. Since 2009, he has been a consulting geologist with various mining clients (including the Company) in respect of projects located in the Philippines, Mexico, and the U.S.. From 2007 to 2009, he was employed as a consulting geologist with North American Oil & Minerals, Inc., a Canadian mining exploration company, in respect of mining properties located in Colorado. In 2007, he was a contract geophysicist for Williamson Associates, Inc. where he performed a complex resistivity survey to locate shallow marine illmenite deposits in the Indian Ocean near Richard’s Bay, South Africa. Prior to his association with Williamson Associates, he has provided a variety of geological and geophysical consulting services for a number of clients, and has served as an executive officer of various small mining companies. Mr. McFarland holds a B.A. and a B.S. in Geology from Eastern Washington State College, where he undertook graduate studies in geophysics and geochemistry prior to studying economic at Colorado School of Mines.

W. Glen Zinn (2013)	72	W. Glen Zinn is the Chief Operating Officer, and a member of the Board of Directors. Mr. Zinn has 45 years of senior executive for mining and minerals exploration companies around the world. Since 2010, Mr. Zinn has been an independent management and operation consultant for various U.S. natural resource companies. From 2004 to 2010, he was Chairman, CEO, and President of Bell Copper Corporation, an international copper exploration development and production company. From 1986 to 1993, he was an executive with Hecla Mining Company, serving as the Vice President of Corporate Development & Exploration from 1990-1993. In 1980, Mr. Zinn was appointed by Secretary of the Interior William Clark to the National Strategic Materials and Minerals Program Advisory Committee to provide advice in respect of mineral needs and resources for purposes of national security. From 1971 to 1986, he worked as Chief Geophysicist and served in management positions with the minerals division of Union Oil. He also worked as Chief Geophysicist and served in various management positions with Molycorp when it was acquired by Union Oil. Mr. Zinn holds a Bachelor of Science degree in Geological Engineering with a minor in Geophysics from the Michigan College of

Table of Contents	38

Mining & Technology. From 1966-1971, he worked for the Anaconda Company as an Exploration and District Geophysicist. Mr. Zinn also holds various postgraduate certificates from MIT, Stanford, and Northwestern.

Paul Donaldson (2013)	68	Paul Donaldson is the Chief Technical Officer and a member of the Board of Directors. Dr. Donaldson is currently Professor Emeritus of Geophysics at Boise State University where, during a 30 year tenure, he served 9 years as Chairman of the Department of Geosciences and 3 years as Director of the research Center for Geophysical Investigation of the Shallow Subsurface. His primary teaching duties included courses in theoretical and applied geophysics and economic geology. Prior to his academic/research career he worked for the U.S Geological Survey and in the private sector for various mineral and energy resource companies including Amoco Production Company, Kennecott Exploration Inc. and Earth Resources Inc. Overlapping his academic career he has completed more than 50 proprietary commissioned geological and geophysical reports for private sector mineral and energy resource companies large and small. Dr. Donaldson holds a PhD in geophysics with a minor emphasis in economic geology from the Colorado School of Mines. His pre-doctoral studies were completed at Stanford University and the University of Utah. He is a member of the Society of Exploration Geophysicists and a Registered Professional Geologist/Geophysicist in the state of Idaho.

(1) The business address of each of our directors is 715 13th Street NE, Wenatchee, Washington 98802.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

Table of Contents	39

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We currently do not have a code of ethics that applies to our officers, employees and director.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

The board of directors has no standing committees. However, the Company intends to implement a comprehensive corporate governance program, including establishing various board committees and adopting a Code of Ethics in the future. In addition, the Company intends to secure Directors and Officers insurance consistent with the Company’s and Board of Director’s mandates.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Table of Contents	40

Executive Officers

The following individuals presently serve as our officers and directors:

Name and Year First Appointed as Executive Officer (1)	Age	Background Information
Douglas McFarland (2013)	69

Douglas McFarland is the Chairman, Chief Financial Officer and Chief Executive Officer of the Company, Mr. McFarland is a registered Geologist, certified Engineering Geologist, and Licensed Hydrologist with the State of Washington. He is also a member of the American Institute of Professional Geologists, Society of Exploration Geophysicists, and Association of Engineering Geologists. Since 2009, he has been a consulting geologist with various mining clients (including the Company) in respect of projects located in the Philippines, Mexico, and the U.S.. From 2007 to 2009, he was employed as a consulting geologist with North American Oil & Minerals, Inc., a Canadian mining exploration company, in respect of mining properties located in Colorado. In 2007, he was a contract geophysicist for Williamson Associates, Inc. where he performed a complex resistivity survey to locate shallow marine illmenite deposits in the Indian Ocean near Richard’s Bay, South Africa. Prior to his association with Williamson Associates, he has provided a variety of geological and geophysical consulting services for a number of clients, and has served as an executive officer of various small mining companies. Mr. McFarland holds a B.A. and a B.S. in Geology from Eastern Washington State College, where he undertook graduate studies in geophysics and geochemistry prior to studying economic at Colorado School of Mines.

W. Glen Zinn (2013)	72

W. Glen Zinn is the Chief Operating Officer, and a member of the Board of Directors. Mr. Zinn has 45 years of senior executive for mining and minerals exploration companies around the world. Since 2010, Mr. Zinn has been an independent management and operation consultant for various U.S. natural resource companies. From 2004 to 2010, he was Chairman, CEO, and President of Bell Copper Corporation, an international copper exploration development and production company. From 1986 to 1993, he was an executive with Hecla Mining Company, serving as the Vice President of Corporate Development & Exploration from 1990-1993. In 1980, Mr. Zinn was appointed by Secretary of the Interior William Clark to the National Strategic Materials and Minerals Program Advisory Committee to provide advice in respect of mineral needs and resources for purposes of national security. From 1971 to 1986, he worked as Chief Geophysicist and served in management positions with the minerals division of Union Oil. He also worked as Chief Geophysicist and served in various management positions with Molycorp when it was acquired by Union Oil. Mr. Zinn holds a Bachelor of Science degree in Geological Engineering with a minor in Geophysics from the Michigan College of Mining & Technology. From 1966-1971, he worked for the Anaconda Company as an Exploration and District Geophysicist. Mr. Zinn also holds various postgraduate certificates from MIT, Stanford, and Northwestern.

Table of Contents	41

Name and Year First Appointed as Executive Officer (1)	Age	Background Information
Paul Donaldson (2013)	68	Paul Donaldson is the Chief Technical Officer and a member of the Board of Directors. Dr. Donaldson is currently Professor Emeritus of Geophysics at Boise State University where, during a 30 year tenure, he served 9 years as Chairman of the Department of Geosciences and 3 years as Director of the research Center for Geophysical Investigation of the Shallow Subsurface. His primary teaching duties included courses in theoretical and applied geophysics and economic geology. Prior to his academic/research career he worked for the U.S Geological Survey and in the private sector for various mineral and energy resource companies including Amoco Production Company, Kennecott Exploration Inc. and Earth Resources Inc. Overlapping his academic career he has completed more than 50 proprietary commissioned geological and geophysical reports for private sector mineral and energy resource companies large and small. Dr. Donaldson holds a PhD in geophysics with a minor emphasis in economic geology from the Colorado School of Mines. His pre-doctoral studies were completed at Stanford University and the University of Utah. He is a member of the Society of Exploration Geophysicists and a Registered Professional Geologist/Geophysicist in the state of Idaho.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended December 31, 2012, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. However, we currently do not have a code of ethics that applies to our officers, employees and directors, though it is our intention to adopt a formal Code of Ethics in the future, to further codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

Table of Contents	42

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows for the period ended December 31, 2012, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Georgette Wansor	2012	$0	0	0	0	0
Former Chief Executive Officer (1)	2011	$0	0	0	0	0

Douglas McFarland	2012	$0	0	0	0	0
Chief Executive Officer and	2011	$0	0	0	0	0
Chief Financial Officer

W. Glen Zinn	2012	$0	0	0	0	0
Chief Operating Officer	2011	$0	0	0	0	0

Paul Donaldson	2012	$0	0	0	0	0
Chief Technical Officer	2011	$0	0	0	0	0

(1)	Georgette Wansor was the sole officer and director for Helmer Directional Drilling Corp. but has resigned effective March 14, 2013.

Employment Agreements

Currently, none of our executive officers are subject to an employment agreement with the Company. Nevertheless, we do intend to enter into such agreements in the future.

Option Plan

There are no stock option plans or shares of Common Stock set aside for any stock option plan.

Table of Contents	43

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the amount of the Company’s common stock beneficially owned (unless otherwise indicated) as of the Share Exchange (and assuming the cancellation of the shares of Ms. Wansor as more fully described in this Report), by (1) any person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (2) each director/director nominee of the Company, (3) each named executive officer, and (4) all directors/director nominees and executive officers as a group.

The number of shares beneficially owned by each entity, person, director/director nominee, or executive officer is determined under SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting power or investment power and also any shares that the entity or individual had the right to acquire as of the date of the Share Exchange, or within 60 days after the Share Exchange, through the exercise of any stock option or other right. Unless otherwise indicated, to our knowledge each individual has sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table.

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding

Douglas McFarland(1)	301,699	301,698,301	302,000,000	74.08%
W. Glen Zinn (2)	—	—	—	—
Paul Donaldson(3)	0	152,333,055	152,333,055	37.36%
All directors/director nominees and executive officers as a group (3 persons)	301,699	301,698,301	302,000,000	74.08%

____________________

*	Indicates less than one percent.
(1)	Chief Executive Officer, Chief Financial Officer and controlling shareholder of the Company. Includes 1,000.999 shares of Series M Preferred Stock (“Series M Shares”), one (1) of which is held directly by Mr. McFarland and 495 of which are held directly by Alto Cascade Resources, LLC., a limited liability company controlled by Mr. McFarland. The remaining 505 Series M Shares are held directly by West Coast Resource Associates, LLC, a limited liability company in which Mr. McFarland serves as a manager and principal owner. The number of shares of common stock beneficially shown in the table above assumes that the Series M shares have been converted to common stock at a conversion rate of 301,999 to 1.
(2)	President, Chief Operating Officer, and Director of the Company.
(3)	Chief Technical Officer and Director of the Company. Includes 505 Series M Shares which are held directly by West Coast Resource Associates, LLC., a limited liability company jointly controlled by Mr. Donaldson and Douglas McFarland, the Chief Executive Officer and a Director of the Company. The number of shares of common stock beneficially shown in the table above assumes that the Series M shares have been converted to common stock at a conversion rate of 301,999 to 1.

Table of Contents	44

DESCRIPTION OF CAPITAL STOCK

Authorized Capital Stock

Our authorized capital stock consists of 300,000,000 shares of Common Stock at a par value of $0.001 per share and 25,000,000 shares of preferred stock at a par value of $0.001 per share. As of March 14, 2013, 105,692,627 shares of our Common Stock and no shares of our Series A Preferred Stock were issued and outstanding. We also have 1,000.999 shares of Series M Preferred Stock issued and outstanding which will convert into three hundred one thousand six hundred ninety nine (301,699) shares of Common Stock immediately following the amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock to seven hundred million (700,000,000) as described below.

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of shareholders of the Company. All shareholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The shareholders do not have cumulative or preemptive rights.

Preferred Stock

Our certificate of incorporation provides that we are authorized to issue up to 25,000,000 shares of preferred stock with a par value of $0.001 per share. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of Common Stock.

Series M Preferred Stock

As of the date hereof, we have 1,000.999 shares of Series M Preferred Stock issued and outstanding. Each share of Series M Preferred Stock being issued to the shareholders of Excelsior in connection with the Share Exchange will, by its principal terms:

(a)	convert into three hundred one thousand six hundred ninety nine (301,699) shares of Common Stock immediately following the amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock to seven hundred million (700,000,000);
(b)	have the same voting rights as holders of Common Stock on an as-converted basis for any matters that are subject to shareholder vote;
(c)	not be entitled to any dividends; and
(d)	be treated pari passu with the Common Stock on liquidation, dissolution or winding up of the Company.

A copy of the Series M Preferred Stock Certificate of Designations is attached hereto as Exhibit 4.1.

Table of Contents	45

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Subsection 7 of Section 78.138 of the Nevada Revised Statutes (the “Nevada Law”) provides that, subject to certain very limited statutory exceptions, a director or officer is not individually liable to the corporation or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer, unless it is proven that the act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and such breach of those duties involved intentional misconduct, fraud or a knowing violation of law. The statutory standard of liability established by Section 78.138 controls even if there is a provision in the corporation’s articles of incorporation unless a provision in the Company’s Articles of Incorporation provides for greater individual liability.

Subsection 1 of Section 78.7502 of the Nevada Law empowers a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (any such person, a “Covered Person”), against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the Covered Person in connection with such action, suit or proceeding if the Covered Person is not liable pursuant to Section 78.138 of the Nevada Law or the Covered Person acted in good faith and in a manner the Covered Person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceedings, had no reasonable cause to believe the Covered Person’s conduct was unlawful.

Subsection 2 of Section 78.7502 of the Nevada Law empowers a corporation to indemnify any Covered Person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that such person acted in the capacity of a Covered Person against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by the Covered Person in connection with the defense or settlement of such action or suit, if the Covered Person is not liable pursuant to Section 78.138 of the Nevada Law or the Covered Person acted in good faith and in a manner the Covered Person reasonably believed to be in or not opposed to the best interests of the Corporation. However, no indemnification may be made in respect of any claim, issue or matter as to which the Covered Person shall have been adjudged by a court of competent jurisdiction (after exhaustion of all appeals) to be liable to the corporation or for amounts paid in settlement to the corporation unless and only to the extent that the court in which such action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances the Covered Person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

Section 78.7502 of the Nevada Law further provides that to the extent a Covered Person has been successful on the merits or otherwise in the defense of any action, suit or proceeding referred to in Subsection 1 or 2, as described above, or in the defense of any claim, issue or matter therein, the corporation shall indemnify the Covered Person against expenses (including attorneys’ fees) actually and reasonably incurred by the Covered Person in connection with the defense.

Table of Contents	46

Subsection 1 of Section 78.751 of the Nevada Law provides that any discretionary indemnification pursuant to Section 78.7502 of the Nevada Law, unless ordered by a court or advanced pursuant to Subsection 2 of Section 78.751, may be made by a corporation only as authorized in the specific case upon a determination that indemnification of the Covered Person is proper in the circumstances. Such determination must be made (a) by the shareholders, (b) by the board of directors of the corporation by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding, (c) if a majority vote of a quorum of such non-party directors so orders, by independent legal counsel in a written opinion, or (d) by independent legal counsel in a written opinion if a quorum of such non-party directors cannot be obtained.

Subsection 2 of Section 78.751 of the Nevada Law provides that a corporation’s articles of incorporation or bylaws or an agreement made by the corporation may require the corporation to pay as incurred and in advance of the final disposition of a criminal or civil action, suit or proceeding, the expenses of officers and directors in defending such action, suit or proceeding upon receipt by the corporation of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the corporation. Subsection 2 of Section 78.751 further provides that its provisions do not affect any rights to advancement of expenses to which corporate personnel other than officers and directors may be entitled under contract or otherwise by law.

Subsection 3 of Section 78.751 of the Nevada Law provides that indemnification pursuant to Section 78.7502 of the Nevada Law and advancement of expenses authorized in or ordered by a court pursuant to Section 78.751 does not exclude any other rights to which the Covered Person may be entitled under the articles of incorporation or any bylaw, agreement, vote of shareholders or disinterested directors or otherwise, for either an action in his or her official capacity or in another capacity while holding his or her office. However, indemnification, unless ordered by a court pursuant to Section 78.7502 or for the advancement of expenses under Subsection 2 of Section 78.751 of the Nevada Law, may not be made to or on behalf of any director or officer of the corporation if a final adjudication establishes that his or her acts or omissions involved intentional misconduct, fraud or a knowing violation of the law and were material to the cause of action. Additionally, the scope of such indemnification and advancement of expenses shall continue for a Covered Person who has ceased to be a director, officer, employee or agent of the corporation, and shall inure to the benefit of his or her heirs, executors and administrators.

Section 78.752 of the Nevada Law empowers a corporation to purchase and maintain insurance or make other financial arrangements on behalf of a Covered Person for any liability asserted against such person and liabilities and expenses incurred by such person in his or her capacity as a Covered Person or arising out of such person’s status as a Covered Person whether or not the corporation has the authority to indemnify such person against such liability and expenses.

The Bylaws of the Company provide for indemnification of Covered Persons substantially identical in scope to that permitted under the Nevada Law. Such Bylaws provide that the expenses of directors and officers of the Company incurred in defending any action, suit or proceeding, whether civil, criminal, administrative or investigative, must be paid by the Company as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of such director or officer to repay all amounts so advanced if it is ultimately determined by a court of competent jurisdiction that the director or officer is not entitled to be indemnified by the Company.

Table of Contents	47

Change of Control

On March 14, 2013, the Company entered into a share exchange agreement by and among the Company, Excelsior, and the shareholders of Excelsior, pursuant to which the Company purchased all of the outstanding common stock of Excelsior in exchange for 1,000.999 shares of our Series M preferred Stock, one (1) of which is held directly by the Company’s Chairman and Chief Executive Officer Doug McFarland, and 495 of which are held directly by Alto Cascade Resources, LLC., a limited liability company controlled by Mr. McFarland. The remaining 505 Series M Shares are held directly by West Coast Resource Associates, LLC, a limited liability company in which Mr. McFarland and director of the Company Paul Donaldson serve as managers and principal owners. Each share of Preferred Stock carries 301,699 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result of the purchase and the Share Exchange, Mr. McFarland holds a controlling beneficial interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2012, the Board held no formal meetings during the fiscal year ended December 31, 2012.

The Company does not have Audit or Compensation Committees of the Board of Directors. Because of the lack of financial resources available to the Company, the Company also does not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the Securities and Exchange Commission.

Compensation of Directors

Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings.

Table of Contents	48

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or
(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

On March 14, 2013, as previously described and as a result of the Share Exchange, we acquired the rights to the Excelsior Claims owned by Alto Cascade Resources, LLC, a Utah limited liability company controlled by Doug McFarland the Chief Executive Officer, Chairman of the Board, and controlling shareholder of the Company. The transaction and issuance was approved by a majority of the disinterested directors of the Company.

Also on March 14, 2013, as previously described and as a result of the Share Exchange, we acquired the rights to the Liver Peak Claims owned by West Coast Resource Associates, LLC, a Utah limited liability company owned and controlled by Doug McFarland the Chief Executive Officer, Chairman of the Board, and controlling shareholder of the Company, and Paul Donaldson, a director of the Company. The transaction and issuance was approved by a majority of the disinterested directors of the Company.

Director Independence

None of our directors are considered “independent” inasmuch as they are either executive officers or exercise substantial control over the Company. We have not established any board committees. We hope in the future to add at least one independent director and establish one or more board committees, including an audit committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to the independent registered accounting firm, EFP Rotenberg, LLP for the last two fiscal years:

	2012	2011
Audit Fees	$7,590	$7,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$7,590	$7,500

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

Table of Contents	49

PART IV

ITEM 15.    EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated Bylaws.
10.1	Share Exchange Agreement between the Registrant and Excelsior Gold Corporation, dated March 14, 2013.
21.1	Subsidiaries of the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Douglas McFarland.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas McFarland.

Table of Contents	50

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELMER DIRECTIONAL DRILLING CORP.

/s/ Douglas McFarland
Dated: April 11, 2013	By: Douglas McFarland, Chief Executive Officer and Chief Financial Officer

Table of Contents	51