Form 10-Q
period 2013-03-31
Helmer Directional Drilling Corp.
filed 2013-06-11
CIK 1388174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-53675

HELMER DIRECTIONAL DRILLING CORP

(Name of Small Business Issuer in Its Charter)

Delaware	20-5567127
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

715 13th Street NE
Wenatchee, Washington	98802
(Address of Principal Executive Offices)	(Zip Code)

(509) 884-2218
(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Table of Contents

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”“accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 13, 2013, the Company had outstanding 106,000,078 shares of common stock, par value $0.001 per share.

Table of Contents	2

PART I

FINANCIAL INFORMATION

The Condensed Financial Statements of the Company are prepared as of March 31, 2013.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Table of Contents	3

HELMER DIRECTIONAL DRILLING CORP
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$—	$—

Total Current Assets	—	$—

OTHER ASSETS

Mining assets	167,119	167,119

Total Other Assets	167,119	167,119

TOTAL ASSETS	$167,119	$167,119

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$22,772	$—
Accounts payable - related party	14,388	—
Advance from shareholder	115,866	—
Derivative valuation	169,119	169,119

Total Current Liabilities	322,145	169,119

TOTAL LIABILITIES	322,145	169,119

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value; 25,000,000 shares authorized,
1,001shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized,
106,000,078 and -0- shares issued and outstanding, respectively	106,000	—
Additional paid in capital	(238,304)	—
Deficit accumulated during the exploration stage	(22,722)	(2,000)

Total Stockholders' Equity	(155,026)	(2,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,119	$167,119

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Contents	4

HELMER DIRECTIONAL DRILLING CORP
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			on November 21,
	For the Three Months Ended		2012 through
	March 31,		March 31,
	2013	2012	2013

NET SALES	$—	$—	$—

OPERATING EXPENSES

Professional fees	20,722	—	20,722
General and administrative	—	—	2,000

Total Operating Expenses	20,722	—	22,722

LOSS FROM OPERATIONS	(20,722)	—	(22,722)

OTHER INCOME (EXPENSES)	—	—	—

LOSS BEFORE INCOME TAXES	(20,722)	—	(22,722)

INCOME TAX EXPENSE	—	—	—

NET LOSS	$(20,722)	$—	$(22,722)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$—

Weighted average shares outstanding	20,022,237	—

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Contents	5

Helmer Directional Drilling Corp
(An Exploration Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
For the period of inception (November 21, 2012) through March 31, 2013

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, November 21, 2012	—	$—	—	$—	$—	$—	$—

Issuance of stock for services	1	—	—	—	—	—	—

Issuance of stock for purchase of mining rights	1,000	—	—	—	—	—	—

Net loss for the year ended
December 31, 2012	—	—	—	—	—	(2,000)	(2,000)

Balance, December 31, 2012	1,001	—	—	—	—	(2,000)	(2,000)

Shares issued to existing shell shareholders
in the reorganization	—	—	261,466,723	261,467	(261,467)	—	—

Cancellation of shares	—	—	(155,466,645)	(155,467)	155,467	—	—

Assumption of liabilities in reorganization	—	—	—	—	(132,304)	—	(132,304)

Net loss for the quarter ended
March 31, 2013	—	—	—	—	—	(20,722)	(20,722)

Balance, March 31, 2013	1,001	$—	106,000,078	$106,000	$(238,304)	$(22,722)	$(155,026)

Note: The shareholders' equity has been recapitalized to give effect to the shares exchanged by the existing shareholders pursuant to the merger agreement dated March 14, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Contents	6

HELMER DIRECTIONAL DRILLING CORP
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on November 21,
	For the Three Months Ended		2012 through
	March 31,		March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(20,722)	$—	$(22,722)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	—	2,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	20,722	—	20,722

Net Cash Used by Operating Activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—	—

NET DECREASE IN CASH AND
CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash investing and financing activities:
Liabilities assumed in reorganization	$132,304	$—	$132,304
Stock issued for acquisition of mining rights	$—	$—	$167,119

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Contents	7

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Excelsior Gold Corporation (the “Company”) was incorporated in the State of Utah on November 21, 2012. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The following policies are considered to be significant:

a. Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected a December 31 year-end.

b. Consolidation Policy

The condensed consolidated financial statements include the accounts of Helmer Directional Drilling Corp. and Excelsior Gold Corp. All intercompany transactions have been eliminated in these condensed consolidated financial statements.

c. Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

d. Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of March 31, 2013.

Table of Contents	8

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.

g. Mining Assets

The Company has been in the exploration stage since its formation on November 21, 2012 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired from an unrelated third party through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of the shares, whichever is more readily determinable.

h. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the period ended March 31, 2013.

i. Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and

Table of Contents	9

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

j. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at March 31, 2013.

k. Basis of Financial Statement Presentation

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2012 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of March 31, 2013 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

l. Financial Instruments

The Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Table of Contents	10

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at March 31, 2013 of $22,722 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the year ended December 31, 2013 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2013 and the year ended December 31, 2012, a shareholder advanced $-0- and $37,200, respectively, to the Company. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of March 31, 2013 and December 31, 2012, the balance of these amounts was $115,866. The Company has also recorded accounts payable due to a shareholder of the Company in the amount of $14,388 as of March 31, 2013.

NOTE 5 - PREFERRED STOCK

On March 14, 2013, the Company authorized the designation of 1,500 shares of Series M Convertible Preferred Stock ("Series M Stock").  The Series M Stock has a par value of $0.001 per share. The Series M Preferred Stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding. The Series M Preferred Stock shall not pay a dividend; provided that no cash dividends or distributions shall be declared or paid or set apart for payment on the Common Stock unless such cash dividend or distribution is likewise declared, paid or set apart for payment on the Series M Stock.  Holders of the Series M Stock shall vote on an “as converted” basis, together as a single class, with the

Table of Contents	11

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 5 - PREFERRED STOCK (Continued)

Common Stock, on all matters requiring the approval, ratification or consent of holders of Common Stock of the Company. The Common Stock into which the Series M Preferred Stock is convertible shall, when issued, have all of the same voting rights as other issued and outstanding Common Stock of the Company, and none of the rights of the Series M Stock.  On or after the Issuance Date, at such time when the Company amends its Articles of Incorporation to increase the number of authorized shares of Common Stock to such number that is equal to or greater than seven hundred million (700,000,000), the holder of any such shares of Series M Stock shall automatically convert (a “Mandatory Conversion”) all of the shares of Series M Stock held by such person into a number of fully paid and non-assessable shares of Common Stock equal to the product of (i) the number of shares of Series M Stock; and (ii) the Conversion Multiple of Three Hundred One Thousand Six Hundred Ninety Nine (301,699).  In other words, for every share of Series M Stock held, the holder will receive 301,699 shares of common stock of the Company.

NOTE 6 - SHARE EXCHANGE AGREEMENT

On March 14, 2013 (the “Closing Date”), the Company entered into a share exchange agreement (the “Exchange Agreement”) by and among the Company, Excelsior Gold Corporation, a Utah corporation (“Excelsior”), and the shareholders of Excelsior, pursuant to which the Company purchased all of the outstanding common stock of Excelsior in exchange for 1,000.999 shares of our Series M preferred stock, par value $0.001 per share (the “Series M Preferred Stock”) (such transaction is sometimes referred to herein as the “Share Exchange”). The Series M Preferred Stock is convertible into 302,000,000 shares of common stock, conditional upon the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares to 700,000,000. As a result of the Share Exchange, we are now the holding company of Excelsior and operating a company in development of mining interests by drilling and proving mineral reserves specifically in our first two properties located in Washington and Montana. As a condition to the Share Exchange, 155,466,645 shares of our common stock, par value $0.001 (the “Retired Stock”) then outstanding were cancelled and retired. The Company intends to change its name to Excelsior Gold Corp.

As of March 31, 2013, the Company has not amended its articles of incorporation and the preferred shares have not been converted. Due to insufficient authorized shares, the preferred stock issued in the reorganization has been accounted for as a derivative liability. As part of the recapitalization, the derivative was valued at the net asset value of Excelsior at December 31, 2012. There are no significant changes in the valuation between the date of the share exchange (March 14, 2013) and March 31, 2013.

The effect of the Exchange Agreement is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Closing pursuant to the Acquisition Agreement, Excelsior and its stockholders have effective control of Helmer, even though Helmer has acquired the Company. For accounting purposes, Excelsior will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Excelsior, i.e., a capital transaction involving the issuance of shares by Helmer for the shares of Excelsior. Accordingly, the combined assets, liabilities and results of operations of the Excelsior will

Table of Contents	12

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6- SHARE EXCHANGE AGREEMENT (Continued)

become the historical financial statements of Helmer at the closing of the Acquisition Agreement, and Helmer’s assets, liabilities and results of operations have been consolidated with those of Excelsior commencing as of March 14, 2013, the date of the Closing. No step-up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been expensed as incurred. All professional fees and other costs associated with transaction have been expensed as incurred.  The Company has determined to continue to utilize December 31 as the end of its fiscal year.

Table of Contents	13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Helmer Directional Drilling Corp. (hereafter, “EXLA”, the “Company,” “we,” “our,” or “us”) should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth herein, and the Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Overview

Helmer Directional Drilling Corp. was incorporated in the State of Nevada on September 8, 2006. We were a developmental stage company that had a principal business objective of offering premium baseball cap type head wear for women with exquisite taste and extravagant appetites as exclusive accessories to differentiate themselves. However, due to lack of capital, the Company had not been able to commence any business.

In late 2011, we considered entering into the directional well drilling industry and changed our name from Exclusive Apparel, Inc. to Helmer Directional Drilling Corp. However, we were unable to attract the necessary capital and management to begin any operations.

As a result of the Share Exchange, we will cease our prior operations and, we will operate as a mining exploration and development company

.

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.

On March 14, 2013 (the “Closing Date”), the Company entered into a share exchange agreement (the “Exchange Agreement”) by and among the Company, Excelsior Gold Corporation, a Utah corporation (“Excelsior”), and the shareholders of Excelsior, pursuant to which the Company purchased all of the outstanding common stock of Excelsior in exchange for 1,000.999 shares of our Series M preferred stock, par value $0.001 per share (the “Series M Preferred Stock”) (such transaction is sometimes referred to herein as the “Share Exchange”). The Series M Preferred Stock is convertible into 302,000,000 shares of common stock, conditional upon the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares to 700,000,000. As a result of the Share Exchange, we are now the holding company of Excelsior and operating a company in development of mining interests by drilling and proving mineral reserves specifically in our first two properties located in Washington and Montana. As a condition to the Share Exchange, 155,466,645 shares of our common stock, par value $0.001 (the “Retired Stock”) then outstanding were cancelled and retired. The Company intends to change its name to Excelsior Gold Corp.

Vision, Mission, and Goals. We believe that the price of precious metals, ores and other commodities will continue to move higher over the long term, commensurate with increases in aggregate world demand and a sustained decline in the U.S. dollar resulting from looming

Table of Contents	14

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the quarters ended March 31, 2013 and 2012.

Revenues. The Company generated net revenues of $-0- during both quarters ended March 31, 2013 and 2012.

Professional fees. The Company incurred $20,722 in professional fees during the quarter ended March 31, 2013 compared to $-0- during the quarter ended March 31, 2012. The professional fees were related to the Share Exchange Agreement with Excelsior Gold Corporation.

General and Administrative Expenses. General and administrative expenses were $-0- for both quarters ended March 31, 2013 and 2012. The Company expects general and administrative expenses to increase in the future as a result of the Share Exchange Agreement with Excelsior Gold Corporation and the related change in operations.

Liquidity and Capital Resources

As of March 31, 2013, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained net losses which have resulted in an accumulated deficit at March 31, 2013 of $22,722 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations. We believe the Exchange Agreement with Excelsior Gold Corporation will improve operations in the future.

Table of Contents	15

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

Table of Contents	16

As of March 31, 2013, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2013, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Table of Contents	17

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Because we are not yet in the operational phase with respect to any of our mineral interests, this item is not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Table of Contents	18

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
31.1	Certification by Chief Executive Officer, Paul Donaldson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, Glen Zinn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, Paul Donaldson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, Glen Zinn, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Helmer Directional Drilling Corp.
Date: May , 2013________________	BY: /s/ Paul Donaldson________________
Paul Donaldson
Chief Executive Officer

Table of Contents	19