Form 10-Q
period 2013-06-30
Helmer Directional Drilling Corp.
filed 2013-08-19
CIK 1388174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-53675

HELMER DIRECTIONAL DRILLING CORP

(Name of Small Business Issuer in Its Charter)

Nevada	20-5567127
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2845 Snowflake Dr.
Boise, Idaho	83706
(Address of Principal Executive Offices)	(Zip Code)

(208) 761-5970
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 14, 2013, the Company had outstanding 106,000,078 shares of common stock, par value $0.001 per share.

Table of Contents	2

PART I

FINANCIAL INFORMATION

The Condensed Financial Statements of the Company are prepared as of June 30, 2013.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Table of Contents	3

HELMER DIRECTIONAL DRILLING CORP
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$—	$—

Total Current Assets	—	$—

OTHER ASSETS

Mining assets	167,119	167,119

Total Other Assets	167,119	167,119

TOTAL ASSETS	$167,119	$167,119

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$27,702	$—
Accounts payable - related party	14,388	—
Advance from shareholder	115,866	—
Derivative valuation	169,119	169,119

Total Current Liabilities	327,075	169,119

TOTAL LIABILITIES	327,075	169,119

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value; 25,000,000 shares authorized,
1,001 shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized,
106,000,078 and -0- shares issued and outstanding, respectively	106,000	—
Additional paid in capital	(238,304)	—
Deficit accumulated during the exploration stage	(27,652)	(2,000)

Total Stockholders' Equity	(159,956)	(2,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,119	$167,119

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Contents	4

HELMER DIRECTIONAL DRILLING CORP
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					on November 21,
	For the Three Months Ended		For the Six Months Ended		2012 through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

NET SALES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Professional fees	4,930	—	25,652	—	25,652
General and administrative	—	—	—	—	2,000

Total Operating Expenses	4,930	—	25,652	—	27,652

LOSS FROM OPERATIONS	(4,930)	—	(25,652)	—	(27,652)

OTHER INCOME (EXPENSES)	—	—	—	—	—

LOSS BEFORE INCOME TAXES	(4,930)	—	(25,652)	—	(27,652)

INCOME TAX EXPENSE	—	—	—	—	—

NET LOSS	$(4,930)	$—	$(25,652)	$—	$(27,652)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$—	$(0.00)	$—

Weighted average shares outstanding	106,000,078	—	66,041,933	—

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Contents	5

Helmer Directional Drilling Corp
(An Exploration Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
For the period of inception (November 21, 2012) through June 30, 2013

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, November 21, 2012	—	$—	—	$—	$—	$—	$—

Issuance of stock for services	1	—	—	—	—	—	—

Issuance of stock for purchase of mining rights	1,000	—	—	—	—	—	—

Net loss for the year ended
December 31, 2012	—	—	—	—	—	(2,000)	(2,000)

Balance, December 31, 2012	1,001	—	—	—	—	(2,000)	(2,000)

Shares issued to existing shell shareholders
in the reorganization	—	—	261,466,723	261,467	(261,467)	—	—

Cancellation of shares	—	—	(155,466,645)	(155,467)	155,467	—	—

Assumption of liabilities in reorganization	—	—	—	—	(132,304)	—	(132,304)

Net loss for the six months ended
June 30, 2013	—	—	—	—	—	(25,652)	(25,652)

Balance, June 30, 2013	1,001	$—	106,000,078	$106,000	$(238,304)	$(27,652)	$(159,956)

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

HELMER DIRECTIONAL DRILLING CORP
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on November 21,
	For the Six Months Ended		2012 through
	June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(25,652)	$—	$(27,652)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	—	2,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,652	—	25,652

Net Cash Used by Operating Activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—	—

NET DECREASE IN CASH AND
CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash investing and financing activities:
Liabilities assumed in reorganization	$132,304	$—	$132,304
Stock issued for acquisition of mining rights	$—	$—	$167,119

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Contents	7

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements

June 30, 2013

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

e. Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of June 30, 2013.

Table of Contents	8

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements

June 30, 2013

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

h. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the period ended June 30, 2013.

i. Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary

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

j. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at June 30, 2013.

k. Basis of Financial Statement Presentation

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2012 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of June 30, 2013 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

June 30, 2013

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at June 30, 2013 of $27,652 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013 and the year ended December 31, 2012, a shareholder advanced $-0- and $37,200, respectively, to the Company. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of June 30, 2013 and December 31, 2012, the balance of these amounts was $115,866. The Company has also recorded accounts payable due to a shareholder of the Company in the amount of $14,388 as of June 30, 2013.

NOTE 5 - PREFERRED STOCK

On March 14, 2013, the Company authorized the designation of 1,500 shares of Series M Convertible Preferred Stock ("Series M Stock").  The Series M Stock has a par value of $0.001 per share. The Series M Preferred Stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding. The Series M Preferred Stock shall not pay a dividend; provided that no cash dividends or distributions shall be declared or paid or set apart for payment on the Common Stock unless such cash dividend or distribution is likewise declared, paid or set apart for payment on the Series M Stock.  Holders of the Series M Stock shall vote on an “as converted” basis, together as a single class, with the Common Stock, on all matters requiring the approval, ratification or consent of holders of Common Stock of the Company. The Common Stock into which the Series M Preferred Stock is convertible shall, when issued, have all of the same voting rights as other issued and outstanding Common Stock of the Company, and none of the rights of the Series M Stock.

Table of Contents	11

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 - PREFERRED STOCK (Continued)

On or after the Issuance Date, at such time when the Company amends its Articles of Incorporation to increase the number of authorized shares of Common Stock to such number that is equal to or greater than seven hundred million (700,000,000), the holder of any such shares of Series M Stock shall automatically convert (a “Mandatory Conversion”) all of the shares of Series M Stock held by such person into a number of fully paid and nonassessable shares of Common Stock equal to the product of (i) the number of shares of Series M Stock; and (ii) the Conversion Multiple of Three Hundred One Thousand Six Hundred Ninety Nine (301,699).  In other words, for every share of Series M Stock held, the holder will receive 301,699 shares of common stock of the Company.

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

As of June 30, 2013, the Company has not amended its articles of incorporation and the preferred shares have not been converted. Due to insufficient authorized shares, the preferred stock issued in the reorganization has been accounted for as a derivative liability. As part of the recapitalization, the derivative was valued at the net asset value of Excelsior at December 31, 2012. There are no significant changes in the valuation between the date of the share exchange (March 14, 2013) and June 30, 2013.

The effect of the Exchange Agreement is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Closing pursuant to the Acquisition Agreement, Excelsior and its stockholders have effective control of Helmer, even though Helmer has acquired the Company. For accounting purposes, Excelsior will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Excelsior, i.e., a capital transaction involving the issuance of shares by Helmer for the shares of Excelsior. Accordingly, the combined assets, liabilities and results of operations of the Excelsior will become the historical financial statements of Helmer at the closing of the Acquisition Agreement, and Helmer’s assets, liabilities and results of operations have been consolidated with those of Excelsior commencing as of March 14, 2013, the date of the Closing. No step-

Table of Contents	12

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 - SHARE EXCHANGE AGREEMENT (Continued)

up in basis or intangible assets or goodwill will be recorded in this transaction. As this transaction is being accounted for as a reverse acquisition, all direct costs of the transaction have been expensed as incurred. All professional fees and other costs associated with transaction have been expensed as incurred.  The Company has determined to continue to utilize December 31 as the end of its fiscal year.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the six months ended June 30, 2013 and 2012.

Revenues. The Company generated net revenues of $-0- during both the six months ended June 30, 2013 and 2012.

Professional fees. The Company incurred $4,930 in professional fees during the quarter ended June 30, 2013 compared to $-0- during the quarter ended June 30, 2012. For the six months ended June 30, 2013, the Company incurred $25,652 in professional fees compared to $-0- during the six months ended June 30, 2012. The professional fees were related to the Share Exchange Agreement with Excelsior Gold Corporation and filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses were $-0- for both the six months ended June 30, 2013 and 2012. The Company expects general and administrative expenses to increase in the future as a result of the Share Exchange Agreement with Excelsior Gold Corporation and the related change in operations.

Liquidity and Capital Resources

As of June 30, 2013, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained net losses which have resulted in an accumulated deficit at June 30, 2013 of $27,652 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Without additional revenues,

Table of Contents	15

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

Table of Contents	16

information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of June 30, 2013, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2013, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Because we are not yet in the operational phase with respect to any of our mineral interests, this item is not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Table of Contents	18

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
31.1	Certification by Chief Executive Officer, Douglas McFarland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, Glen Zinn, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, Douglas McFarland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, Glen Zinn, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Helmer Directional Drilling Corp.
Date: August 19, 2013________________	BY: /s/ Paul Donaldson________________
Paul Donaldson
Chief Executive Officer

Table of Contents	19