Form 10-K/A
period 2012-12-31
Helmer Directional Drilling Corp.
filed 2013-09-23
CIK 1388174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which was filed with the Securities and Exchange Commission on April 11, 2013 and is being filed for the purpose of amending Item 1 to comply with Industry Guide 7.

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the filing of the Form 10-K.

Table of Contents	3

Table of Contents	4

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	5

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

Table of Contents	6

Our Business Strategy

Our objective is not to extract gold, silver, and other precious metals, but only to prove mineral reserves. We intend to seek joint venture partners with the financial and operational means to be able to extract the minerals.

Our principal property is a deposit 100% owned directly through our subsidiary Excelsior Gold Corporation, located in Northeast Washington where we hold 54 lode mining claims in respect of the Great Excelsior Mine (also sometimes referred to as the “Excelsior Claims”) located in Whatcom County in the Mount Baker quadrangle in western Washington State.

Location, Access and Physiography

The Excelsior claims are accessed by United States Forest Service roads. The claims can be accessed by following I-5 south from the Canadian-U.S. border, to State Highway 542. Highway 542 is followed for 37 miles to the Glacier Creek road, located one mile east of the town of Glacier, Washington. The Deadhorse road, which leads to the claims, is accessed immediately after turning onto the Glacier Creek road and is followed for a distance of six miles. A mile long mine road leads to the workings and numerous drill roads.

The claim block is located south of the North Fork of the Nooksack River, along Wells Creek. The topography is steep rising from 1400 ft. to 2400 ft. Most of the area is heavily forested with cedar and fir. Power and water are available at the mine.

Table of Contents	7

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

The Excelsior Mine is located on the axis of an overturned anticline in the Wells Creek Volcanics, consisting of altered siltstone, tuff, and a sedimentary breccia consisting of felsic volcanic ejecta (from a Jurassic “black smoker), fragments of tuf, and siltstone. The alteration is typical of an epigenetic sequence with the host rock altered to sericite, adularia and calcite. The Au and Ag minerals consist of native gold, gold in pyrite, electrum argentite, and minor polybasite. Mineralized siltstone caries 2 to 3% fine grain pyrite crystals, less than 1mm in diameter, and is saturated with adularia. The alteration of the host rock is an indicator of high grade mineralization and can be identified in the drill core. The planned drilling will seek to locate and develop high grade zones carrying up to 1 opt Au and 50 opt Ag, as are seen in the workings on the Blacksmith and Mill levels.

The Excelsior mine is a “development stage” project which is ready for production upon getting financing and approvals from the United States Forest Service. Currently, the Excelsior Mine does not have a mining plant, mill or mining equipment. To date, the work completed on the Excelsior property consists of approximately $3 million (inflation adjusted) of drilling and other exploration work that has been performed, to include a portal replacement in 2011. Currently, a Plan of Operations is being processed by the Forest Service for improvements to the haulage road. One hundred fifteen reverse, circulation, rotary and diamond drill holes have been drilled on the Excelsior property by several companies. The company has all drill logs, assays, and reports generated by this work. A substation is located within a mile and a half of the Excelsior Mine. Water is flowing from the portal, and a well can be drilled or water trucked for domestic use. There are no plans to construct a mine plant on site, so water usage will be minimal. The Excelsior Mine has 500,000 tons of 12.5 opt Ag and 0.13 opt Au, which meet, or exceed SEC Industry Guide 7 criteria for Probable Reserves. The economics of mining these reserves has been demonstrated by detailed cash flow analysis preformed by Licensed Mining Engineers and Geologists. Development drilling from within the existing workings is planned to accurately define the boundaries of the reserves prior to mining. This is standard practice when mining disseminated reserve deposits, where the reserves minerals are occur throughout the host rock. The primary focus of the company is to do the necessary development drilling prior to running a decline from the Blacksmith Level to beneath the South Ore Zone, located 300 ft south of the Blacksmith Level. To accomplish this, the Plan of Operations must be approved, mine road repaired, the Blacksmith Portal retimbered , and minor rehab work done on the Blacksmith Level. The budget proposed budget for this work is $400K. The objective is to be shipping minerals by the end of the 2nd quarter of 2014. To accomplish this we plan to sell crushed rocks at the mine head and are in discussions with buyers. Phase I is outlined above and consist of repairing the haulage road, retimbering the Blacksmith portal, preparing underground drill sites, and drilling 300 ft of NQ core. Phase II consist of driving the decline beneath the South Zone, collecting bulk samples to determine the best method of extraction, joint venture the production phase and/or obtain $15M in financing, prior to mining. We believe that Phase I will be funded through a bridge loan. We are presently seeking this financing with short term lenders. We anticipate that Phase II will be funded through a joint venture or non-brokered private placement. The exploration work will be supervised by our staff, three of whom are licensed Geologists, each with over 30 years of industrial experience in mining and mineral exploration. The Plan of Operations, if approved, for the road improvements will contain the bonding requirements. No Plan of Operations is required for drilling because the drilling will be done from underground and therefore is not regulated by the Forest Service, Whatcom County, or the

Table of Contents	8

state of Washington. An additional Plan of Operations will be required to haul rocks on the Forest Service roads; however, the US Forest Service Environmental Coordinator told us that the time frame will be relatively short to obtain approval; i.e., a few months.

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

Table of Contents	9

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

In October of 1999, Rick Tschauder reviewed the Excelsior Claims’ geologic and assay data for Atlas Mining Company and did a sensitivity study to determine mining feasibility at the then- current gold and silver prices (Au $280/oz, Ag $5.35/oz). He concluded that there appeared to be sufficient reserves for four (4) years production at 250 tpd the mine would produce 75,000 tons per year over a four (4) year period. The total estimated high grade reserves are 300,000 tons. Approximately 95 percent of the high grade (>0.1 opt Aqeq) mineralization is located within or immediately adjacent to the felsic volcanic rocks (Franklin, 1985).

Table of Contents	10

Using the Rockware 2004 program and an “easterly weighted” inverse distance squared algorithm, Doug McFarland, our Chief Executive Officer, recalculated the tonnage and grade of high-grade mineral body and obtained 279,652 tons of 0.338 opt Aueq and 353,043 tons using a cut off of 0.18 opt Aueq. We believe that this zone can be profitably mined by a small 250 tpd operation at current prices. We further believe that the area bounded by 10,700 E to 11,300E and 9400N to 9900N can be profitably mined at 195,000 tpd using open pit methods.

If we were able to commence production in respect of our Great Excelsior Claims, we would likely not construct milling facilities but would transport extracted material to a nearby mill operated by other larger gold and silver producers. Extensive metallurgical testing had been done on the reserves by Hazen Research, Inc. of Golden, Colorado. Recovery of 96.8 percent of the silver and 95.6 percent of the gold could also, in our opinion, be accomplished by flotation accompanied by a nitric acid leach of the concentrates and CIL recovery. We also have rights in respect of a second property, the Liver Peak property, which is also 100% owned directly through our subsidiary Excelsior Gold Corporation. Located in Montana, this property comprises 30 unpatented federal mining claims covering 620 acres in the Lolo National Forest in Sanders County, Montana, about 8 kilometers northeast of the town of Thompson Falls.

Location, Access and Physiography

The Liver Peak property is accessed by improved United States Forest Service roads. The claims can be accessed by taking the Thompson River Road, approximately 1 mile east ot Thompson Falls, MT, then the first improved USFS road (Spruce Creek Road), and then the Honeymoon Creek Road, which goes through to the property.

Table of Contents	11

The Liver Peak claims are centered on an elliptical area roughly 620 acres in size, of strong hydrothermal alteration and quartz veining. We believe Liver Peak is rich in molybdenum reserves, and we would expect to only incur an extraction cost of 5-10% per ton. There is power within 1 mile of the property, and water could be pumped from the Thompson River, or a well drilled near the river and water pumped to the property.

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

Molybdenum mineralization has been found in three subsurface regions, termed the Upper Zone, the North Zone, and the Lower Zone, all of which are probably genetically linked to a deep mass of quartz-eye porphyry intersected in the last deep hole drilled on the property in 1979. Falling molybdenum prices in 1982 led Noranda to abandon the project and drop their claims. No significant work to determine the extent of the quartz-eye porphyry and related molybdenum-tungsten silver mineralization has been done since that time.

Table of Contents	12

In the last deep exploration drilling conducted on the property in 1979, drill hole LP-4 (total depth 1460 meters) intersected 687 meters of a felsic intrusive complex including a distinctive quartz-eye porphyry that carried significant molybdenite in stockwork quartz veinlets associated with secondary K-feldsparand silica alteration. Significant molybdenum mineralization was found in a shallow zone between 268 meters and 564 meters grading 0.118% MoS2 hosted by Precambrian Belt Series sedimentary rocks, and a lower zone between 1198 metersand 1387 meters grading 0.126% MoS2 hosted by stockwork quartz veinlets in quartz-eye porphyry immediately overlying a silica-altered microgranite. The hole was terminated at a depth of 1460 meters in microgranite carrying increasing amounts of secondary K-feldspar and secondary biotite. A previous drill hole LP-2, located 250 meters northwest of LP-4, encountered 216 meters grading 0.10% MoS2 between depths of 70 meters and 320 meters and a lower zone between depths of 637 meters and 853 meters (TD) grading 0.10% MoS2 though it wasn't drilled deep enough to encounter the quartz-eye porphyry.

Rising molybdenum prices beginning in 2004 led Idaho General Mines (General Moly) to restake the district. For unknown reasons in 2006, Idaho General Mines dropped the claims in the core of the district, and they were subsequently relocated by several affiliates of West Coast Resource Associates, the principals of which are also newly-appointed officers and directors of the Company following the Share Exchange. In early 2012, West Coast Resource Associates, LLC. consolidated its holdings by restaking the key ground in the district, directly over the known molybdenum mineralization and the underlying quartz-eye porphyry. It is estimated that the total inflation adjusted cost incurred by all parties on the Liver Peak project to date, is approximately $3.1 million dollars.

The Liver Peak property currently does not have a mine plant, mill or mining equipment, and is considered an “advanced stage” exploration project, and has no proven or probable reserves as defined by SEC Industry Guide 7. No exploration is planned for the Liver Peak project prior to 2015, due to the shortage of investment capital and the substantial cost of drilling the greater than 4500 ft deep core holes.

Property Interests and Mining Claims in General

All mining properties owned and /or controlled by the company consist of lode mining claims on United States Forest Service land. The mineral rights were acquired by staking lode mining claims as per the Mining Law of 1872. Each lode mining claim in respect to the Liver Peak Property and Excelsior projects consist of 20 acres. All claims are subject to an annual maintenance fee of $140/claim due by noon on September 30 each year. Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. Furthermore, as these interests are derived from multiple jurisdictions, the risk of a defective claim or other problems with ownership and development of the claim (including but not limited to the right of eminent domain) is compounded further. If the validity of a patented mining claim or mineral interest is challenged by an applicable governmental body on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised at any stage of development or at the commencement of production, or simply when the government seeks to include the land in an area to be dedicated to another use.

Reserve Estimates

Table of Contents	13

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

Table of Contents	14

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

Available Information

The Company is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-14477. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

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

Table of Contents	15

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

Table of Contents	16

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

Table of Contents	17

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

Table of Contents	18

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

ITEM 4. MINE SAFETY DISCLOSURES

Because we are not yet in the operational phase with respect to any of our mineral interests, this item is not applicable.

Table of Contents	19

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

Sales of Unregistered Securities

Table of Contents	20

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

Table of Contents	21

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

Table of Contents	22

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

Table of Contents	23

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

Table of Contents	24

expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	26

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 11, 2013

Table of Contents	27

Helmer Directional Drilling Corp
(A Development Stage Company)
Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid expenses	—	—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	2,050	4,075
Accounts Payable - related party	14,388	8,250
Advances from shareholder	115,866	78,666

Total Current Liabilities	132,304	90,991

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 25,000,000 shares authorized,
none issued and outstanding	—	—

Common stock at $0.001 par value: 300,000,000 shares authorized,
261,466,670 shares issued and outstanding	261,466	261,466
Additional paid-in capital	(68,966)	(68,966)
Deficit accumulated during the development stage	(324,804)	(283,491)

Total Stockholders' Deficit	(132,304)	(90,991)

Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to the financial statements.

Table of Contents	28

Helmer Directional Drilling Corp
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the year	For the year	September 8, 2006
	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

NET REVENUES	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	41,313	21,676	324,937

Total operating expenses	41,313	21,676	324,937

LOSS FROM OPERATIONS	(41,313)	(21,676)	(324,937)

OTHER INCOME (EXPENSES)

Other income	—	—	133

Total other Income (Expenses)	—	—	133

LOSS BEFORE INCOME TAX PROVISION	(41,313)	(21,676)	(324,804)

INCOME TAX PROVISION	—	—	—

NET LOSS	$(41,313)	$(21,676)	$(324,804)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	261,466,670	261,466,670

See accompanying notes to the financial statements

Table of Contents	29

Helmer Directional Drilling Corp
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from September 8, 2006 (Inception) through December 31, 2012

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 8, 2006 (inception) (1)(2)	—	$—	$—	$—	$—

Common stock issued for services at $0.000283 per share	14,133,335	14,133	(10,133)	—	4,000

Net loss				(24,488)	(24,488)

Balance, December 31, 2006	14,133,335	14,133	(10,133)	(24,488)	(20,488)

Common stock issued for services at $0.000283 per share	141,333,335	141,333	(101,333)	—	40,000

Common stock issued for cash at $0.001401 per share	106,000,000	106,000	42,500	—	148,500

Net loss				(163,401)	(163,401)

Balance, December 31, 2007	261,466,670	261,466	(68,966)	(187,889)	4,611

Net loss				(21,547)	(21,547)

Balance, December 31, 2008	261,466,670	261,466	(68,966)	(209,436)	(16,936)

Net loss				(22,896)	(22,896)

Balance, December 31, 2009	261,466,670	261,466	(68,966)	(232,332)	(39,832)

Net loss				(29,483)	(29,483)

Balance, December 31, 2010	261,466,670	261,466	(68,966)	(261,815)	(69,315)

Net loss				(21,676)	(21,676)

Balance, December 31, 2011	261,466,670	261,466	(68,966)	(283,491)	(90,991)

Net loss				(41,313)	(41,313)

Balance, December 31, 2012	261,466,670	$261,466	$(68,966)	$(324,804)	$(132,304)

(1) Retroactively reflecting the 1.333333333 to 1 stock split on July 18, 2011

(2) Retroactively reflecting the 503 to 1 stock split on December 6, 2012

See accompanying notes to the financial statements.

Table of Contents	30

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

Table of Contents	35

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

Table of Contents	36

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

Pro Forma Consolidated Statement of Operations
Helmer Directional Drilling Corp

	Helmer Directional Drilling Corp	Excelsior Gold Corporation	Pro Forma adjustments	Pro Forma Consolidated
	For the year	For the year		For the year
	Ended	Ended		Ended
	December 31, 2012	December 31, 2012		December 31, 2012
NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	41,313	2,000	—	43,313

Total operating expenses	41,313	2,000	—	43,313

LOSS FROM OPERATIONS	(41,313)	(2,000)	—	(43,313)

OTHER INCOME (EXPENSES)

Other income	—	—	—	—

Total other Income (Expenses)	—	—	—	—

LOSS BEFORE INCOME TAX PROVISION	(41,313)	(2,000)	—	(43,313)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(41,313)	$(2,000)	$—	$(43,313)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)		$(0.00)

Weighted common shares outstanding
- basic and diluted	261,466,670	500,999		261,466,670

Table of Contents	37

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

-	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Table of Contents	38

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

ITEM 9B. OTHER INFORMATION.

None.

Table of Contents	39

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

W. Glen Zinn (2013)	72	W. Glen Zinn is the Chief Operating Officer, and a member of the Board of Directors. Mr. Zinn has 45 years of senior executive for mining and minerals exploration companies around the world. Since 2010, Mr. Zinn has been an independent management and operation consultant for various U.S. natural resource companies. From 2004 to 2010, he was Chairman, CEO, and President of Bell Copper Corporation, an international copper exploration development and production company. From 1986 to 1993, he was an executive with Hecla Mining Company, serving as the Vice President of Corporate Development & Exploration from 1990-1993. In 1980, Mr. Zinn was appointed by Secretary of the Interior William Clark to the National Strategic Materials and Minerals Program Advisory Committee to provide advice in respect of mineral needs and resources for purposes of national security. From 1971 to 1986, he worked as Chief Geophysicist and served in management positions with the minerals division of Union Oil. He also worked as Chief Geophysicist and served in various management positions with Molycorp when it was acquired by Union Oil. Mr. Zinn holds a Bachelor of Science degree in Geological Engineering with a minor in Geophysics from the Michigan College of

Table of Contents	40

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

(1) The business address of each of our directors is 715 13th Street NE, Wenatchee, Washington 98802.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

Table of Contents	41

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

Table of Contents	42

Executive Officers

The following individuals presently serve as our officers and directors:

Name and Year First Appointed as Executive Officer (1)	Age	Background Information
Douglas McFarland (2013)	69

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

Table of Contents	43

Name and Year First Appointed as Executive Officer (1)	Age	Background Information
Paul Donaldson (2013)	68	Paul Donaldson is the Chief Technical Officer and a member of the Board of Directors. Dr. Donaldson is currently Professor Emeritus of Geophysics at Boise State University where, during a 30 year tenure, he served 9 years as Chairman of the Department of Geosciences and 3 years as Director of the research Center for Geophysical Investigation of the Shallow Subsurface. His primary teaching duties included courses in theoretical and applied geophysics and economic geology. Prior to his academic/research career he worked for the U.S Geological Survey and in the private sector for various mineral and energy resource companies including Amoco Production Company, Kennecott Exploration Inc. and Earth Resources Inc. Overlapping his academic career he has completed more than 50 proprietary commissioned geological and geophysical reports for private sector mineral and energy resource companies large and small. Dr. Donaldson holds a PhD in geophysics with a minor emphasis in economic geology from the Colorado School of Mines. His pre-doctoral studies were completed at Stanford University and the University of Utah. He is a member of the Society of Exploration Geophysicists and a Registered Professional Geologist/Geophysicist in the state of Idaho.

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

Table of Contents	44

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

Option Plan

There are no stock option plans or shares of Common Stock set aside for any stock option plan.

Table of Contents	45

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

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding

Douglas McFarland(1)	301,699	301,698,301	302,000,000	74.08%
W. Glen Zinn (2)	—	—	—	—
Paul Donaldson(3)	0	152,333,055	152,333,055	37.36%
All directors/director nominees and executive officers as a group (3 persons)	301,699	301,698,301	302,000,000	74.08%

____________________

*	Indicates less than one percent.
(1)	Chief Executive Officer, Chief Financial Officer and controlling shareholder of the Company. Includes 1,000.999 shares of Series M Preferred Stock (“Series M Shares”), one (1) of which is held directly by Mr. McFarland and 495 of which are held directly by Alto Cascade Resources, LLC., a limited liability company controlled by Mr. McFarland. The remaining 505 Series M Shares are held directly by West Coast Resource Associates, LLC, a limited liability company in which Mr. McFarland serves as a manager and principal owner. The number of shares of common stock beneficially shown in the table above assumes that the Series M shares have been converted to common stock at a conversion rate of 301,999 to 1.
(2)	President, Chief Operating Officer, and Director of the Company.
(3)	Chief Technical Officer and Director of the Company. Includes 505 Series M Shares which are held directly by West Coast Resource Associates, LLC., a limited liability company jointly controlled by Mr. Donaldson and Douglas McFarland, the Chief Executive Officer and a Director of the Company. The number of shares of common stock beneficially shown in the table above assumes that the Series M shares have been converted to common stock at a conversion rate of 301,999 to 1.

Table of Contents	46

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

Series M Preferred Stock

As of the date hereof, we have 1,000.999 shares of Series M Preferred Stock issued and outstanding. Each share of Series M Preferred Stock being issued to the shareholders of Excelsior in connection with the Share Exchange will, by its principal terms:

(a)	convert into three hundred one thousand six hundred ninety nine (301,699) shares of Common Stock immediately following the amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock to seven hundred million (700,000,000);
(b)	have the same voting rights as holders of Common Stock on an as-converted basis for any matters that are subject to shareholder vote;
(c)	not be entitled to any dividends; and
(d)	be treated pari passu with the Common Stock on liquidation, dissolution or winding up of the Company.

A copy of the Series M Preferred Stock Certificate of Designations is attached hereto as Exhibit 4.1.

Table of Contents	47

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

Table of Contents	48

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

Table of Contents	49

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

Table of Contents	50

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

Table of Contents	51

PART IV

ITEM 15.    EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated Bylaws.
10.1	Share Exchange Agreement between the Registrant and Excelsior Gold Corporation, dated March 14, 2013.
21.1	Subsidiaries of the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul Donaldson.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul Donaldson.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

Table of Contents	52

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELMER DIRECTIONAL DRILLING CORP.

/s/ Paul Donaldson
Dated: September 23, 2013	By: Paul Donaldson, Chief Executive Officer

Table of Contents	53