Form 10-Q/A
period 2013-03-31
Helmer Directional Drilling Corp.
filed 2013-09-23
CIK 1388174

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

2

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on June 11, 2013 (the “Report”), is to re-file Exhibits 31.1, 31.2, 32.1 and 32.2 to the Report, which previously did not include the signature dates as required. Rule 12b-15 under the Securities Exchange Act of 1934 provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13(a)-14(b) or 15d-14(b) must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications, which are unchanged from the certifications as originally filed with the Report, except as mentioned above, are therefore also included as Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than as discussed above, this Form 10-Q/A does not update or amend any other information or any exhibits as originally filed on the Form 10-Q and does not otherwise reflect events occurring after the original filing date of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the filing of the Form 10-Q.

3

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
31.1	Certification by Chief Executive Officer, Paul Donaldson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, Paul Donaldson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Helmer Directional Drilling Corp.
Date: September 23, 2013	BY: /s/ Paul Donaldson________________
Paul Donaldson
Chief Executive Officer

4