Form 10-K/A
period 2012-12-31
Helmer Directional Drilling Corp.
filed 2013-10-30
CIK 1388174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment no. 2)

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

Securities registered pursuant to Section 12(g) of the Act:None

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which was filed with the Securities and Exchange Commission on April 11, 2013 and is being filed for the purpose of amending Item 1 to comply with Industry Guide Also exhibits 99.1 and 99.2 were added to give further detail regarding our mining claims.

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the filing of the Form 10-K

2

.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

4

PART I

ITEM 1. BUSINESS.

Business Overview

Our objective as a small mining company is to consolidate mining interests, claims, mineral rights, and operations within one company and to develop these mining interests by drilling and proving mineral deposits specifically in our first two properties located in Washington and Montana.

Our Corporate History and Background

We were incorporated in the State of Nevada on September 8, 2006. Prior to March 14, 2013, we were a developmental stage company that had a principal business objective of offering premium baseball cap type headwear for women with exquisite taste and extravagant appetites as exclusive accessories to differentiate themselves. However, due to lack of capital, the Company had not been able to commence any business.

In late 2011, we considered entering into the directional well drilling industry and changed our name from Exclusive Apparel, Inc. to Helmer Directional Drilling Corp (the “Company”). However, we were unable to attract the necessary capital and management to begin any operations.

On March 14, 2013 (the “Closing Date”), the Company entered into a share exchange agreement (the “Exchange Agreement”) with Excelsior Gold Corporation, a Utah corporation (“Excelsior”), and the shareholders of Excelsior, pursuant to which the Company purchased all of the outstanding common stock of Excelsior in exchange for 1,000.999 shares of our Series M preferred stock, par value $0.001 per share (the “Series M Preferred Stock”) (such transaction is sometimes referred to herein as the “Share Exchange”). The Series M Preferred Stock is convertible into 302,000,000 shares of common stock, conditional upon the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares to 700,000,000. As a result of the Share Exchange, we are now the holding company of Excelsior and operating a company in development of mining interests by drilling and proving mineral deposits and formations specifically in our first two properties located in Washington and Montana. As a condition to the Share Exchange, 155,466,645 shares of our common stock, par value $0.001 (the “Retired Stock”) then outstanding were cancelled and retired.

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

Our Business Strategy

Our objective is not to extract gold, silver, and other precious metals, but only to prove these minerals exist on our claims and to compile data to attract partners to develop the properties. We intend to seek joint venture partners with the financial and operational means to be able to extract the minerals.

Our principal property is a deposit 100% owned directly through our subsidiary Excelsior Gold Corporation, located in Northeast Washington where we hold 54 lode mining claims in respect of the Great Excelsior Mine (also sometimes referred to as the “Excelsior Claims”) located in Whatcom County in the Mount Baker quadrangle in western Washington State as further detailed in Exhibit 99.1.

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

The claim block is located south of the North Fork of the Nooksack River, along Wells Creek. The topography is steep rising from 1400 ft. to 2400 ft. Most of the area is heavily forested with cedar and fir. Power and water are available at the mine. More details about the claims and property are attached herewith as Exhibit 99.1.

The explored portion of the deposit is located on a large down-dropped landslide block. There are 105 core and reverse circulation holes. The Great Excelsior Mine was a former gold and silver producer which was closed in 1918 due to falling metal prices and a shortage of supplies. This mining property has been explored by numerous mining companies over the years, including ASARCO, Silver Standard, Ltd., Quintana Resources, Inc., US Borax, Steelhead Resources, Inc, FMC Gold Corp., Stanford Metals, Ltd, and Arizuma Silver, Inc.

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

The Excelsior mine is a “development stage” project which is ready for production upon getting financing and approvals from the United States Forest Service. Currently, the Excelsior Mine does not have a mining plant, mill or mining equipment. To date, the work completed on the Excelsior property consists of approximately $3 million (inflation adjusted) of drilling and other exploration work that has been performed, to include a portal replacement in 2011. Currently, a Plan of Operations is being processed by the Forest Service for improvements to the haulage road. One hundred fifteen reverse, circulation, rotary and diamond drill holes have been drilled on the Excelsior property by several companies. The company has all drill logs, assays, and reports generated by this work. A substation is located within a mile and a half of the Excelsior Mine. Water is flowing from the portal, and a well can be drilled or water trucked for domestic use. There are no plans to construct a mine plant on site, so water usage will be minimal. Development drilling from within the existing workings is planned to determine and define the boundaries of any minerals prior to mining. The primary focus of the company is to do the necessary development drilling prior to running a decline from the Blacksmith Level to beneath the South Ore Zone, located 300 ft south of the Blacksmith Level. To accomplish this, the Plan of Operations must be approved, mine road repaired, the Blacksmith Portal retimbered , and minor rehab work done on the Blacksmith Level. The budget proposed budget for this work is $400,000. The objective is to be shipping minerals by the end of the 2nd quarter of 2014. To accomplish this we plan to sell crushed rocks at the mine head and are in discussions with buyers. Phase I is outlined above and consist of repairing the haulage road, retimbering the Blacksmith portal, preparing underground drill sites, and drilling 300 ft of NQ core. Phase II consist of driving the decline beneath the South Zone, collecting bulk samples to determine the best method of extraction, joint venture the production phase and/or obtain $15M in financing, prior to mining. We believe that Phase I will be funded through a bridge loan. We are presently seeking this financing with short term lenders. We anticipate that Phase II will be funded through a joint venture or non-brokered private placement. The exploration work will be supervised by our staff, three of whom are licensed Geologists, each with over 30 years of industrial experience in mining and mineral exploration. The Plan of Operations, if approved, for the road improvements will contain the bonding requirements. No Plan of Operations is required for drilling because the drilling will be done from underground and therefore is not regulated by the Forest Service, Whatcom County, or the state of Washington. An additional Plan of Operations will be required to haul rocks on the Forest Service roads; however, the US Forest Service Environmental Coordinator told us that the time frame will be relatively short to obtain approval; i.e., a few months.

A NI 43-101 compliant report has not been produced in respect of the mining claims we hold.

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

Location, Access and Physiography

The Liver Peak property is accessed by improved United States Forest Service roads. The claims can be accessed by taking the Thompson River Road, approximately 1 mile east of Thompson Falls, MT, then the first improved USFS road (Spruce Creek Road), and then the Honeymoon Creek Road, which goes through to the property. Further property and claim details are provided in Exhibit 99.2 to this report.

The Liver Peak claims are centered on an elliptical area roughly 620 acres in size, of strong hydrothermal alteration and quartz veining. We believe Liver Peak is rich in molybdenum, and we would expect to only incur an extraction cost of 5-10% per ton. There is power within 1 mile of the property, and water could be pumped from the Thompson River, or a well drilled near the river and water pumped to the property.

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

Physical demand for gold has outpaced the discovery of new deposits and the introduction of new supply from developing deposits in the past decade. The supply and production shortfall has been partly offset by central banks selling and the recycling of scrap gold. In the wake of the financial crisis of 2008, central banks have reversed course, holding and purchasing gold. China and India have both reported increases in their gold deposits year over year.

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

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our anticipated operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the level of difficulty in proving extractable deposits for which we have claims; (iii) the level of our investment in new projects; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

Our directors and executive officers will own or control a significant percentage of the Common Stock following the Share Exchange. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how the Company’s other shareholders, including participants in the Share Exchange, may vote, including the following actions:

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

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended December 31, 2012:

Price Range(1)
	High	Low
Fiscal 2012
Fourth quarter	$0.11	$0.000472
Third quarter	$ 0.000472	$ 0.000472
Second quarter	$ 0.000472	$ 0.000472
First quarter	$ 0.0283	$ 0.000472

Fiscal 2011
Fourth quarter	$ 0.0283	$ 0.0009
Third quarter	$ 0.0283	$ 0.0189
Second quarter	$ 0.0189	$ 0.0189
First quarter	$ 0.0189	$ 0.0189

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of minerals which are not in either the development or production stage.

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
20

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

22

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 11, 2013

Helmer Directional Drilling Corp
(A Development Stage Company)
Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid expenses	—	—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	16,438	12,325
Advances from shareholder	115,866	78,666

Total Current Liabilities	132,304	90,991

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 25,000,000 shares authorized,
none issued and outstanding	—	—

Common stock at $0.001 par value: 300,000,000 shares authorized,
261,466,670 shares issued and outstanding	261,466	261,466
Additional paid-in capital	(68,966)	(68,966)
Deficit accumulated during the development stage	(324,804)	(283,491)

Total Stockholders' Deficit	(132,304)	(90,991)

Total Liabilities and Stockholders' Deficit	$—	$—

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

(1) Retroactively reflecting the 1.333333333 to 1
stock split on July 18, 2011

(2) Retroactively reflecting the 5.3 to 1 stock split
on December 6, 2012
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

Effective July 18, 2011, the holder of 22,000,000 post-split shares, or approximately 59% of Helmer Directional Drilling Corp. (the “Company”) then outstanding voting securities, executed a written consent in accordance with Section 78.320 of the NRS, approving the amendment to the Articles of Incorporation to change the Company’s name to Helmer Directional Drilling Corp. and increase the common shares authorized to 300,000,000 and increase the preferred shares authorized to 25,000,000. The Company’s name was changed in anticipation of entering the directional well drilling industry.

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

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

Unaudited Pro Forma Consolidated Balance Sheet
Helmer Directional Drilling Corp

	Helmer Directional Drilling Corp	Excelsior Gold Corporation	Pro Forma adjustments		Pro Forma Consolidated
	December 31, 2012	December 31, 2012	December 31, 2012		December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$—	$—	$—		$—

Total Current Assets	—	—	—		—

OTHER ASSETS:
Mining Assets	—	167,119	—		167,119

Total Other Assets	—	167,119	—		167,119

Total Assets	$—	$167,119	$—		$167,119

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	16,438	—	—		16,438
Advances from shareholder	115,866	—	—		115,866

Total Current Liabilities	132,304	—	—		132,304

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value: 25,000,000 shares
authorized, none issued and outstanding	—	—	—		—

Common stock at $0.001 par value: 700,000,000 shares
authorized, 408,000,422 shares issued and outstanding	261,466	—	146,534	(1)	408,000
Additional paid-in capital	(68,966)	169,119	(471,338)	(2)	(371,185)
Deficit accumulated during the development stage	(324,804)	(2,000)	324,804	(2)	(2,000)

Total Stockholders' Deficit	(132,304)	167,119	—		34,815

Total Liabilities and Stockholders' Deficit	$—	$167,119	$—		$167,119

(1) To record affects of recapitalization and reconcile to the total shares outstanding after the stock purchase agreement is executed to 408,000,422 per below:
Total shares outstanding at 12/31/12	261,466,670
Shares issued to acquire all of Excelsior's capital after conversion of preferred shares	302,000,397
Cancellation of shares held by principal shareholder	(155,466,645)
	408,000,422

(2) To eliminate additional paid in capital and accumulated deficit from Helmer and treat Excelsior as the accounting acquirer of the stock recapitalization.

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Financial Statements

December 31, 2012 and 2011

Unaudited Pro Forma Consolidated Statement of Operations
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

ITEM 9A. CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)    Due to a change the change in our management team and the Acquisition, we made changes of personnel to our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Douglas McFarland is the Chairman and Chief Executive Officer of the Company, Mr. McFarland is a registered Geologist, certified Engineering Geologist, and Licensed Hydrologist with the State of Washington. He is also a member of the American Institute of Professional Geologists, Society of Exploration Geophysicists, and Association of Engineering Geologists. Since 2009, he has been a consulting geologist with various mining clients (including the Company) in respect of projects located in the Philippines, Mexico, and the U.S.. From 2007 to 2009, he was employed as a consulting geologist with North American Oil & Minerals, Inc., a Canadian mining exploration company, in respect of mining properties located in Colorado. In 2007, he was a contract geophysicist for Williamson Associates, Inc. where he performed a complex resistivity survey to locate shallow marine illmenite deposits in the Indian Ocean near Richard’s Bay, South Africa. Prior to his association with Williamson Associates, he has provided a variety of geological and geophysical consulting services for a number of clients, and has served as an executive officer of various small mining companies. Mr. McFarland holds a B.A. and a B.S. in Geology from Eastern Washington State College, where he undertook graduate studies in geophysics and geochemistry prior to studying economic at Colorado School of Mines.

W. Glen Zinn (2013)	72

W. Glen Zinn is the Chief Financial Officer, Chief Operating Officer, and a member of the Board of Directors. Mr. Zinn has 45 years of senior executive for mining and minerals exploration companies around the world. Since 2010, Mr. Zinn has been an independent management and operation consultant for various U.S. natural resource companies. From 2004 to 2010, he was Chairman, CEO, and President of Bell Copper Corporation, an international copper exploration development and production company. From 1986 to 1993, he was an executive with Hecla Mining Company, serving as the Vice President of Corporate Development & Exploration from 1990-1993. In 1980, Mr. Zinn was appointed by Secretary of the Interior William Clark to the National Strategic Materials and Minerals Program Advisory Committee to provide advice in respect of mineral needs and resources for purposes of national security. From 1971 to 1986, he worked as Chief Geophysicist and served in management positions with the minerals division of Union Oil. He also worked as Chief Geophysicist and served in various management positions with Molycorp when it was acquired by Union Oil. Mr. Zinn holds a Bachelor of Science degree in Geological Engineering with a minor in Geophysics from the Michigan College of

Mining & Technology. From 1966-1971, he worked for the Anaconda Company as an Exploration and District Geophysicist. Mr. Zinn also holds various postgraduate certificates from MIT, Stanford, and Northwestern.

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

Douglas McFarland is the Chairman and Chief Executive Officer of the Company, Mr. McFarland is a registered Geologist, certified Engineering Geologist, and Licensed Hydrologist with the State of Washington. He is also a member of the American Institute of Professional Geologists, Society of Exploration Geophysicists, and Association of Engineering Geologists. Since 2009, he has been a consulting geologist with various mining clients (including the Company) in respect of projects located in the Philippines, Mexico, and the U.S.. From 2007 to 2009, he was employed as a consulting geologist with North American Oil & Minerals, Inc., a Canadian mining exploration company, in respect of mining properties located in Colorado. In 2007, he was a contract geophysicist for Williamson Associates, Inc. where he performed a complex resistivity survey to locate shallow marine illmenite deposits in the Indian Ocean near Richard’s Bay, South Africa. Prior to his association with Williamson Associates, he has provided a variety of geological and geophysical consulting services for a number of clients, and has served as an executive officer of various small mining companies. Mr. McFarland holds a B.A. and a B.S. in Geology from Eastern Washington State College, where he undertook graduate studies in geophysics and geochemistry prior to studying economic at Colorado School of Mines.

W. Glen Zinn (2013)	72

W. Glen Zinn is the Chief Financial Officer, Chief Operating Officer, and a member of the Board of Directors. Mr. Zinn has 45 years of senior executive for mining and minerals exploration companies around the world. Since 2010, Mr. Zinn has been an independent management and operation consultant for various U.S. natural resource companies. From 2004 to 2010, he was Chairman, CEO, and President of Bell Copper Corporation, an international copper exploration development and production company. From 1986 to 1993, he was an executive with Hecla Mining Company, serving as the Vice President of Corporate Development & Exploration from 1990-1993. In 1980, Mr. Zinn was appointed by Secretary of the Interior William Clark to the National Strategic Materials and Minerals Program Advisory Committee to provide advice in respect of mineral needs and resources for purposes of national security. From 1971 to 1986, he worked as Chief Geophysicist and served in management positions with the minerals division of Union Oil. He also worked as Chief Geophysicist and served in various management positions with Molycorp when it was acquired by Union Oil. Mr. Zinn holds a Bachelor of Science degree in Geological Engineering with a minor in Geophysics from the Michigan College of Mining & Technology. From 1966-1971, he worked for the Anaconda Company as an Exploration and District Geophysicist. Mr. Zinn also holds various postgraduate certificates from MIT, Stanford, and Northwestern.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Georgette Wansor	2012	$0	0	0	0	0
Former Chief Executive Officer (1)	2011	$0	0	0	0	0

Douglas McFarland	2012	$0	0	0	0	0
Chief Executive Officer	2011	$0	0	0	0	0

W. Glen Zinn	2012	$0	0	0	0	0
Chief Financial Officer, and Chief Operating Officer	2011	$0	0	0	0	0

Paul Donaldson	2012	$0	0	0	0	0
Chief Technical Officer	2011	$0	0	0	0	0

(1)	Georgette Wansor was the sole officer and director for Helmer Directional Drilling Corp. but has resigned effective March 14, 2013.

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

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding

Douglas McFarland(1)	301,699	301,698,301	302,000,000	74.08%
W. Glen Zinn (2)	—	—	—	—
Paul Donaldson(3)	0	152,333,055	152,333,055	37.36%
All directors/director nominees and executive officers as a group (3 persons)	301,699	301,698,301	302,000,000	74.08%

____________________

*	Indicates less than one percent.
(1)	Chief Executive Officer and controlling shareholder of the Company. Includes 1,000.999 shares of Series M Preferred Stock (“Series M Shares”), one (1) of which is held directly by Mr. McFarland and 495 of which are held directly by Alto Cascade Resources, LLC., a limited liability company controlled by Mr. McFarland. The remaining 505 Series M Shares are held directly by West Coast Resource Associates, LLC, a limited liability company in which Mr. McFarland serves as a manager and principal owner. The number of shares of common stock beneficially shown in the table above assumes that the Series M shares have been converted to common stock at a conversion rate of 301,999 to 1.
(2)	President, Chief Financial Officer, Chief Operating Officer, and Director of the Company.
(3)	Chief Technical Officer and Director of the Company. Includes 505 Series M Shares which are held directly by West Coast Resource Associates, LLC., a limited liability company jointly controlled by Mr. Donaldson and Douglas McFarland, the Chief Executive Officer and a Director of the Company. The number of shares of common stock beneficially shown in the table above assumes that the Series M shares have been converted to common stock at a conversion rate of 301,999 to 1.

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

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated Bylaws.
10.1	Share Exchange Agreement between the Registrant and Excelsior Gold Corporation, dated March 14, 2013.
21.1	Subsidiaries of the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Douglas McFarland.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for W. Glen Zinn.
99.1	Liver Peak Mine Claim Detail.
99.2	Excelsior Mine Claim Detail.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELMER DIRECTIONAL DRILLING CORP.

/s/ Paul Donaldson
Dated: September 20, 2013	By: Paul Donaldson, Chief Executive Officer

