Form 10-Q
period 2013-09-30
Helmer Directional Drilling Corp.
filed 2021-07-13
CIK 1388174

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _____________

Commission file number: 000-53675

H ELMER DIRECTIONAL DRILLING CORP

(Name of Small Business Issuer in Its Charter)

Nevada	20-5567127
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3609 Hammerkop
North Las Vegas, NV	89084
(Address of Principal Executive Offices)	(Zip Code)

(702) 956-8585

(Issuer’s Telephone Number)

715 13th Street NE, Wenatchee, Washington 98802

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 30, 2013, the Company had outstanding 106,000,078 shares of common stock, par value $0.001 per share.

PART I FINANCIAL INFORMATION

The Condensed Financial Statements of the Company are prepared as of September 30, 2013.

ITEM 1. FINANCIAL STATEMENTS

HELMER DIRECTIONAL DRILLING CORP

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$–	$–

Total Current Assets	–	$–

OTHER ASSETS

Mining assets	167,119	167,119

Total Other Assets	167,119	167,119

TOTAL ASSETS	$167,119	$167,119

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$27,702	$–
Accounts payable - related party	14,388	–
Advance from shareholder	115,866	–
Derivative valuation	169,119	169,119

Total Current Liabilities	327,075	169,119

TOTAL LIABILITIES	327,075	169,119

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value; 25,000,000 shares authorized, 1,001 shares issued and outstanding	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized, 106,000,078 and -0- shares issued and outstanding, respectively	106,000	–
Additional paid in capital	(238,304)	–
Deficit accumulated during the exploration stage	(27,652)	(2,000)

Total Stockholders' Equity	(159,956)	(2,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,119	$167,119

The accompanying notes are an integral part of these condensed consolidated financial statements

HELMER DIRECTIONAL DRILLING CORP

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					From Inception on November 21,
	For the Three Months Ended		For the Nine Months Ended		2012 through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

NET SALES	$–	$–	$–	$–	$–

OPERATING EXPENSES

Professional fees	–	–	25,652	–	25,652
General and administrative	–	–	–	–	2,000

Total Operating Expenses	–	–	25,652	–	27,652

LOSS FROM OPERATIONS	–	–	(25,652)	–	(27,652)

OTHER INCOME (EXPENSES)	–	–	–	–	–

LOSS BEFORE INCOME TAXES	–	–	(25,652)	–	(27,652)

INCOME TAX EXPENSE	–	–	–	–	–

NET LOSS	$–	$–	$(25,652)	$–	$(27,652)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$–	$(0.00)	$–

Weighted average shares outstanding	106,000,078	–	66,041,933	–

The accompanying notes are an integral part of these condensed consolidated financial statements .

Helmer Directional Drilling Corp

(An Exploration Stage Company)

Condensed Consolidated Statement of Stockholders' Equity (Deficit)
For the period of inception (November 21, 2012) through September 30, 2013

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, November 21, 2012	–	$–	–	$–	$–	$–	$–

Issuance of stock for services	1	–	–	–	–	–	–

Issuance of stock for purchase of mining rights	1,000	–	–	–	–	–	–

Net loss for the year ended December 31, 2012	–	–	–	–	–	(2,000)	(2,000)

Balance, December 31, 2012	1,001	–	–	–	–	(2,000)	(2,000)

Shares issued to existing shell shareholders in the reorganization	–	–	261,466,723	261,467	(261,467)	–	–

Cancellation of shares	–	–	(155,466,645)	(155,467)	155,467	–	–

Assumption of liabilities in reorganization	–	–	–	–	(132,304)	–	(132,304)

Net loss for the six months ended September 30, 2013	–	–	–	–	–	(25,652)	(25,652)

Balance, September 30, 2013	1,001	$–	106,000,078	$106,000	$(238,304)	$(27,652)	$(159,956)

Note:  The shareholders' equity has been recapitalized to give effect to the shares exchanged by the existing shareholders pursuant to the merger agreement dated March 14, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements

HELMER DIRECTIONAL DRILLING CORP

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			on November 21,
	For the Nine Months Ended		2012 through
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(25,652)	$–	$(27,652)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	–	–	2,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,652	–	25,652

Net Cash Used by Operating Activities	–	–	–

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:	–	–	–

NET DECREASE IN CASH AND
CASH EQUIVALENTS	–	–	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	–	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

Non-cash investing and financing activities:
Liabilities assumed in reorganization	$132,304	$–	$132,304
Stock issued for acquisition of mining rights	$–	$–	$167,119

The accompanying notes are an integral part of these condensed consolidated financial statements

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements September 30, 2013

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

e.	Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of September 30, 2013.

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements September 30, 2013

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight- line method over the estimated useful lives of the assets. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.

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

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the period ended September 30, 2013.

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

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements September 30, 2013

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at September 30, 2013.

k.	Basis of Financial Statement Presentation

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2012 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of September 30, 2013 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements September 30, 2013

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at September 30, 2013 of $27,652 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2013 and the year ended December 31, 2012, a shareholder advanced $-0- and $37,200, respectively, to the Company. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of September 30, 2013 and December 31, 2012, the balance of these amounts was $115,866. The Company has also recorded accounts payable due to a shareholder of the Company in the amount of $14,388 as of September 30, 2013.

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

HELMER DIRECTIONAL DRILLING CORP.

Notes to the Condensed Consolidated Financial Statements September 30, 2013

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

As of September 30, 2013, the Company has not amended its articles of incorporation and the preferred shares have not been converted. Due to insufficient authorized shares, the preferred stock issued in the reorganization has been accounted for as a derivative liability. As part of the recapitalization, the derivative was valued at the net asset value of Excelsior at December 31, 2012. There are no significant changes in the valuation between the date of the share exchange (March 14, 2013) and September 30, 2013.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the six months ended September 30, 2013 and 2012.

Revenues. The Company generated net revenues of $-0- during both the six months ended September 30, 2013 and 2012.

Professional fees. The Company incurred $4,930 in professional fees during the quarter ended September 30, 2013 compared to $-0- during the quarter ended September 30, 2012. For the six months ended September 30, 2013, the Company incurred $25,652 in professional fees compared to $-0- during the six months ended September 30, 2012. The professional fees were related to the Share Exchange Agreement with Excelsior Gold Corporation and filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses were $-0- for both the six months ended September 30, 2013 and 2012. The Company expects general and administrative expenses to increase in the future as a result of the Share Exchange Agreement with Excelsior Gold Corporation and the related change in operations.

Liquidity and Capital Resources

As of September 30, 2013, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained net losses which have resulted in an accumulated deficit at September 30, 2013 of $27,652 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations. We believe the Exchange Agreement with Excelsior Gold Corporation will improve operations in the future.

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

As of September 30, 2013, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2013, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

12

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

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
31.1	Certification by Chief Executive Officer, Chris Lotito, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, Chris Lotito, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, Chris Lotito, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, Chris Lotito, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Helmer Directional Drilling Corp.

By: /s/ Chris Lotito
Chris Lotito
Chief Executive Officer

Date: July 13, 2021

14